Form 10QSB
period 2000-04-30
IVORY CAPITAL CORP
filed 2001-06-29
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended April 30, 2000

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Colorado                                               84-1087170
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             5459 South Iris Street
                           Littleton, Colorado 80123
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 932-9998
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes               No   X
                                -------          -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 1,599,949 shares as of April 30, 2000.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000




                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                           $    --
  Accrued interest                                                          371
                                                                      ---------

     Total Current Assets                                                   371
                                                                      ---------

     Total Assets                                                     $     371
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $     229
                                                                      ---------

     Total Current Liabilities                                              229
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 1,599,949 shares issued and outstanding                  113,000
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (12,858)
                                                                      ---------

     Total Stockholders' Equity                                             142
                                                                      ---------

     Total Liabilities and Stockholders' Equity                       $     371
                                                                      =========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Three Months Ended           Cumulative From
                                                April 30,             November 1, 1998 To
                                             --------------                 April 30,
                                           2000             1999             2000
                                           ----             ----             ----
Revenue                                $      --        $      --        $      --

Operating expenses                           3,429             --             14,052
                                       -----------      -----------      -----------

   Loss From Operations                     (3,429)            --            (14,052)
                                       -----------      -----------      -----------

Other Income (Expense):
   Interest income                              33              300            1,194
                                       -----------      -----------      -----------

   Total Other Income (Expense)                 33              300            1,194
                                       -----------      -----------      -----------

Income (Loss) Before Provision For
  Income Taxes                              (3,396)             300          (12,858)

Provision for income taxes                    --               --               --
                                       -----------      -----------      -----------

Net Income (Loss)                      $    (3,396)     $       300      $   (12,858)
                                       ===========      ===========      ===========

Net Income (Loss) Per Share
  of Common Stock:
   Basic                               $      --        $      --        $      (.01)
                                       ===========      ===========      ===========

   Diluted                             $      --        $      --        $      (.01)
                                       ===========      ===========      ===========

Weighted Average Number of
  Common Shares Outstanding:
   Basic                                 1,599,949        1,599,949        1,599,949

   Diluted                               1,599,949        1,599,949        1,599,949


                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.


                                         -3-


                                     IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                           (A Development Stage Company)
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 Three Months Ended              Cumulative From
                                                                      April 30,                November 1, 1998 To
                                                                    ------------                    April 30,
                                                               2000              1999                 2000
                                                               ----              ----                 ----
Cash Flows from Operating Activities:
  Net income (loss)                                          $  (3,396)       $     300            $ (12,858)
  Adjustments to reconcile net income
   (loss) to net cash (used)
   by operating activities:
    Changes in assets and liabilities:
    Accrued interest                                               790             (300)                (371)
    Accounts payable                                               229             --                 (1,771)
                                                             ---------        ---------            ---------

     Net Cash (Used) By Operating Activities                    (2,377)            --                (15,000)
                                                             ---------        ---------            ---------

Cash Flows From Investing Activities:
 Receipt of principal on notes receivable                        2,377             --                 15,000
                                                             ---------        ---------            ---------

     Net Cash Provided By Investing
      Activities                                                 2,377             --                 15,000
                                                             ---------        ---------            ---------

     Net Increase in Cash and Cash
      Equivalents                                                 --               --                   --

     Cash and Cash Equivalents at
      Beginning of Period                                         --               --                   --
                                                             ---------        ---------            ---------

     Cash and Cash Equivalents at
      End of Period                                          $    --          $    --              $    --
                                                             =========        =========            =========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the period for:
   Interest                                                  $    --          $    --              $    --
   Income taxes                                                   --               --                   --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
  Issuance of common stock for a
   note receivable                                           $    --          $    --              $  15,000


                                      The accompanying notes are an integral
                       part of these unaudited condensed consolidated financial statements.


                                                        -4-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended April 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001 previously filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of April 30, 2000, the Company had not identified any such candidates.

Results of Operations

     The Company has been inactive since 1992, and had no revenue during the period. Expenses were limited to legal and accounting fees and related administrative expenses necessary to maintain the corporate existence of the Company. The Company's assets and liabilities were negligible throughout the period indicated. Comparisons of revenue, expenses, assets and liabilities are not relevant as the amounts are negligible and the variances between periods simply reflect minimal professional and related expenses during the period.

Liquidity and Capital Resources

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.


PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.


Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    June 28, 2001                      IVORY CAPITAL CORPORATION
                                                  (Registrant)




                                            By:  /s/  Philip J. Davis
                                               --------------------------------
                                                      Philip J. Davis
                                                      Chief Executive Officer,
                                                      Treasurer (Principal
                                                      Accounting Officer),
                                                      Secretary and Director