Form 10QSB
period 2001-04-30
IVORY CAPITAL CORP
filed 2001-06-29
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended April 30, 2001

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

Common Stock, No Par Value, 1,599,949 shares as of April 30, 2001.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.



                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                             $     950
    Stockholders                                                             62
                                                                      ---------

     Total Current Liabilities                                            1,012
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 1,599,949 shares issued and outstanding                  113,000
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (14,012)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (1,012)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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



                            IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                  (A Development Stage Company)
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Three Months Ended            Cumulative From
                                                      April 30,              November 1, 1998 To
                                                   --------------                 April 30,
                                               2001              2000               2001
                                               ----              ----               ----
Revenue                                     $    --           $    --            $    --

Operating expenses                                253             3,429             15,206
                                            ---------         ---------          ---------

   Loss From Operations                          (253)           (3,429)           (15,206)
                                            ---------         ---------          ---------

Other Income (Expense):
  Interest income                                --                  33              1,194
                                            ---------         ---------          ---------

   Total Other Income (Expense)                  --                  33              1,194
                                            ---------         ---------          ---------

Income (Loss) Before Provision For
 Income Taxes                                    (253)           (3,396)           (14,012)

Provision for income taxes                       --                --                 --
                                            ---------         ---------          ---------

Net Income (Loss)                           $    (253)        $  (3,396)         $ (14,012)
                                            =========         =========          =========

Net Income (Loss) Per Share
  of Common Stock:
   Basic                                    $    --           $    --            $    (.01)
                                            =========         =========          =========

   Diluted                                  $    --           $    --            $    (.01)
                                            =========         =========          =========

Weighted Average Number of
  Common Shares Outstanding:
   Basic                                    1,599,949         1,599,949          1,599,949

   Diluted                                  1,599,949         1,599,949          1,599,949


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


                                               -3-



                           IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                 (A Development Stage Company)
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                  Three Months Ended        Cumulative From
                                                       April 30,          November 1, 1998 To
                                                     ------------              April 30,
                                                 2001            2000            2001
                                               --------        --------        --------
Cash Flows from Operating Activities:
  Net income (loss)                            $   (253)       $ (3,396)       $(14,012)
  Adjustments to reconcile net income
   (loss) to net cash (used)
   by operating activities:
    Changes in assets and liabilities:
    Accrued interest                               --               790            --
    Accounts payable                                253             229            (988)
                                               --------        --------        --------

     Net Cash (Used) By Operating Activities       --            (2,377)        (15,000)
                                               --------        --------        --------

Cash Flows From Investing Activities:
 Receipt of principal on notes receivable          --             2,377          15,000
                                               --------        --------        --------

     Net Cash Provided By Investing
      Activities                                   --             2,377          15,000
                                               --------        --------        --------

     Net Increase in Cash and Cash
      Equivalents                                  --              --              --

     Cash and Cash Equivalents at
      Beginning of Period                          --              --              --
                                               --------        --------        --------

     Cash and Cash Equivalents at
      End of Period                            $   --          $   --          $   --
                                               ========        ========        ========

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

                                              -4-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended April 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of April 30, 2001, the Company had not identified any such candidates.

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