Form 10KSB40
period 2001-01-31
IVORY CAPITAL CORP
filed 2001-07-05
CIK 841096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-24967


                            IVORY CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Colorado                                        84-1087170
 ---------------------------                    ------------------------------
(State or other jurisdiction                   (I.R.S. Employer Identification
  of incorporation Number)                                 or organization)

                             5459 South Iris Street
                            Littleton, Colorado 80123
            ---------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 932-9998



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                 --------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes          No  X
                                 -----       -----

     As of June 29, 2001, 1,599,949 shares of the Registrant's no par value Common Stock were outstanding. As of June 29, 2001, there was no market value of the Registrant's no par value Common Stock since the Registrant's Common Stock does not trade on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

     The Registrant's revenues for its most recent fiscal year were negligible.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development

     Ivory Capital Corporation (the "Company") was formed in Colorado in May 1988 to seek and acquire a business opportunity. From May 1988 until March 1991, the Company's activities were composed of the investigation of various business opportunities. In March 1991, the Company acquired Accessibility Corporation of America, a Colorado corporation ("Access"). In the acquisition, the Company purchased all of the outstanding shares of Access, and operated Access as its wholly-owned subsidiary.

     In July 1990 the Company completed an initial public offering of its securities. In October 1999 a reverse stock split became effective whereby each five hundred shares of outstanding Common Stock were converted into one share of Common Stock.

     In 1991 the Company, through its subsidiary Access, developed the infrastructure to sell franchised food carts to the developmentally challenged. Since 1992 the Company ceased all operations regarding this business and has been seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past nine years.

     The Company believes that there is a demand by nonpublic corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operating difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's sole executive officer will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's sole executive officer will review material furnished to him by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's sole executive officer and director who is not a professional business analyst and has had little previous training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's sole executive officer anticipates funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the Colorado Business Corporation Act, a business combination for Colorado corporations in existence on June 30, 1994 typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-101 and 7-113-102 of the Colorado Business Corporation Act. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 5459 South Iris Street, Littleton, Colorado 80123, and the telephone number is (303) 932-9998. The Company's office is located in the office of Philip J. Davis, the Company's President, Treasurer, Secretary and Director. The Company's office will remain at Mr. Davis's office until an acquisition has been concluded. There are no written documents memorializing the foregoing.

     The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company is provided rent-free office space by an officer and director of the Company at 5459 South Iris Street, Littleton, Colorado 80123. The Company is not responsible for reimbursement for out-of- pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     As of June 29, 2001, the Company had 53 holders of record of its Common Stock and 1,599,949 shares of its Common Stock outstanding.

Dividend Policy

     The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Financial Statements                                          Page
---------------------------------                                          ----

 Independent Auditors' Report                                               F-2

 Consolidated Balance Sheet as of January 31, 2001                          F-3

 Consolidated Statements of Operations for the years ended
  January 31, 2001 and 2000 and for the cumulative period
  from November 1, 1998 to January 31, 2001                                 F-4

 Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended January 31, 2001, 2000 and for
  the  period from November 1, 1998 to January 31, 1999                     F-5

 Consolidated Statements of Cash Flows for the years ended
  January 31, 2001 and 2000 and for the cumulative period
  from November 1, 1998 to January 31, 2001                                 F-6

 Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Ivory Capital Corporation


We have audited the accompanying consolidated balance sheet of Ivory Capital Corporation and Subsidiary as of January 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 31, 2001 and 2000 and for the cumulative period from November 1, 1998 to January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivory Capital Corporation and Subsidiary as of January 31, 2001 and the results of their operations and their cash flows for the years ended January 31, 2001 and 2000 and for the cumulative period from November 1, 1998 to January 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,297 and $9,764 and for the years ended January 31, 2001 and 2000, respectively, and, as of that date had limited working capital of $-- and stockholders' equity (deficit) of $(759). As discussed in Note 1 to the financial statements, the Company's significant operating losses and limited working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Angell & Deering
                                            --------------------
                                            Angell & Deering
                                            Certified Public Accountants


Denver, Colorado
May 21, 2001

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2001


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $    --

     Total Current Assets                                                  --
                                                                      ---------

     Total Assets                                                     $    --
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                             $     697
    Stockholders                                                             62
                                                                      ---------

     Total Current Liabilities                                              759
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 1,599,949 shares issued and outstanding                  113,000
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (13,759)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                  (759)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000 AND FOR THE
                                PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2001



                                                                     Year Ended                Cumulative From
                                                                     January 31,             November 1, 1998 To
                                                               ----------------------            January 31,
                                                               2001              2000               2001
                                                               ----              ----               ----
Revenue                                                      $    --           $    --           $    --

Operating expenses                                               4,330            10,623            14,953
                                                             ---------         ---------         ---------

   Loss From Operations                                         (4,330)          (10,623)          (14,953)
                                                             ---------         ---------         ---------

Other Income (Expense):
  Interest income                                                   33               859             1,194
                                                             ---------         ---------         ---------

   Total Other Income (Expense)                                     33               859             1,194
                                                             ---------         ---------         ---------

Income (Loss) Before Provision For
 Income Taxes                                                   (4,297)           (9,764)          (13,759)

Provision for income taxes                                        --                --                --
                                                             ---------         ---------         ---------

Net Income (Loss)                                            $  (4,297)        $  (9,764)        $ (13,759)
                                                             =========         =========         =========

Net Income (Loss) Per Share
  of Common Stock:
   Basic                                                     $    --           $    (.01)        $    (.01)
                                                             =========         =========         =========

   Diluted                                                   $    --           $    (.01)        $    (.01)
                                                             =========         =========         =========

Weighted Average Number of
  Common Shares Outstanding:
   Basic                                                     1,599,949         1,599,949         1,599,949

   Diluted                                                   1,599,949         1,599,949         1,599,949


                                     The accompanying notes are an integral
                                part of these consolidated financial statements.


                                                       F-4


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000 AND FOR THE
                PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 1999



                                                    Common Stock
                                               ---------------------  Accumulated
                                                 Shares       Amount     Deficit
                                                 ------       ------     -------
Balance at November 1, 1998                      425,650   $  98,000   $(100,000)

Issuance of common stock for note receivable
  ($.013 per share) in November 1998           1,174,299      15,000        --

Net income                                          --          --           302
                                               ---------   ---------   ---------

Balance at January 31, 1999                    1,599,949     113,000     (99,698)

Net income (loss)                                   --          --        (9,764)
                                               ---------   ---------   ---------

Balance at January 31, 2000                    1,599,949     113,000    (109,462)

Net income (loss)                                   --          --        (4,297)
                                               ---------   ---------   ---------

Balance at January 31, 2001                    1,599,979   $ 113,000   $(113,759)
                                               =========   =========   =========


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                       F-5


                         IVORY CAPITAL CORPORATION AND SUBSIDIARY
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999 AND FOR THE
                     PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2001



                                                    Year Ended          Cumulative From
                                                    January 31,       November 1, 1998 To
                                                 -----------------        January 31,
                                                 2001         2000            2001
                                                 ----         ----            ----
Cash Flows from Operating Activities:
  Net income (loss)                            $ (4,297)     $ (9,764)     $(13,759)
  Adjustments to reconcile net income
   (loss) to net cash (used)
   by operating activities:
    Changes in assets and liabilities:
     Accrued interest                             1,161          (859)         --
     Accounts payable                               759        (2,000)       (1,241)
                                               --------      --------      --------

     Net Cash (Used) By Operating Activities     (2,377)      (12,623)      (15,000)
                                               --------      --------      --------

Cash Flows From Investing Activities:
 Receipt of principal on notes receivable         2,377        12,623        15,000
                                               --------      --------      --------

     Net Cash Provided By Investing
      Activities                                  2,377        12,623        15,000
                                               --------      --------      --------

     Net Increase in Cash and Cash
      Equivalents                                  --            --            --

     Cash and Cash Equivalents at
      Beginning of Period                          --            --            --
                                               --------      --------      --------

     Cash and Cash Equivalents at
      End of Period                            $   --        $   --        $   --
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


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                       F-6

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
          Ivory Capital Corporation (the "Company") was organized on May 9, 1988 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company was dormant from late 1991 until November 1, 1998 when the Company re-entered the development stage. Planned principal operations of the Company have not yet commenced and activities to date have been primarily organizational in nature. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

          On March 29, 1991, the Company entered into an exchange agreement whereby Accessibility Corporation of America, Inc. ("Access") became a wholly owned subsidiary of the Company. In connection therewith, the Company issued 283,800 shares of its common stock and 141,900 shares of its convertible preferred stock in exchange for all the issued and outstanding shares of common stock of Access. The preferred shares were cancelled as the shareholders waived their rights to receive the shares. The exchange with Access is accounted for as a reverse acquisition. For accounting purposes Access is treated as the acquirer of Ivory, whereas, for legal purposes Ivory is the acquiring company.

     Basis of Presentation
     ---------------------
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

          The Company's continued existence is dependent upon its ability to secure loans from its principal stockholders. Future operating expenses will be funded by these loans. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans.

     Stock Split
     -----------
          On October 1, 1999, the Company's shareholders adopted a resolution approving a one for five hundred reverse stock split of the issued and outstanding common shares, effective October 1, 1999. All share information and per share data have been retroactively restated for all periods presented to reflect the stock split.

     Principles of Consolidation
     ---------------------------
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Stock-Based Compensation
     ------------------------
          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

     Income Taxes
     ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
          The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Estimates
     ---------
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Related Party Transactions
   --------------------------
          The Company issued 1,174,299 shares of its common stock to an officer and to a stockholder in November 1998 for a note receivable of $15,000 from the two individuals. The note was paid in 2000 and 2001. The note included interest at 10% per annum. The Company recognized interest income of $33 and $859 for the years ended January 31, 2001 and 2000, respectively.

          The Company has a payable to an officer of $62 as of January 31, 2001.

3. Preferred Stock
   ---------------
          The authorized preferred stock of the Company consists of 10,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Preferred Stock (Continued)
   ---------------------------
          Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.


4. Income Taxes
   ------------
          The components of the provision for income taxes are as follows:

                                                                 2001     2000
                                                                 ----     ----
             Current:
               Federal                                           $ --     $ --
               State                                               --       --
                                                                 ----     ----

                Total                                              --       --
                                                                 ----     ----

              Deferred:
               Federal                                             --       --
               State                                               --       --
                                                                 ----      ----

                Total                                              --       --
                                                                 ----      ----

             Total Provision For Income Taxes                    $ --      $ --
                                                                 ====      ====

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                                 2001      2000

             Federal statutory rate                              (34)%     (34)%
             State income taxes, net of federal benefits          (3)       (3)
             Valuation allowance                                  37        37
                                                                 ----      ----

             Total                                                -- %      -- %
                                                                 ====      ====

             Significant components of deferred income taxes as of January 31, 2001 are as follows:

             Net operating loss carryforward                        $ 18,000
                                                                    --------

             Total Deferred Tax Asset                                 18,000

             Less valuation allowance                                (18,000)
                                                                    --------

             Net Deferred Tax Asset                                 $   --
                                                                    ========

             The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $18,000 as of January 31, 2001 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $1,000 for the year ended January 31, 2001. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Income Taxes (Continued)
   ------------------------
          As of January 31, 2001 the Company had federal net operating loss carryforwards of approximately $115,000. Such carryforwards expire in the year 2021.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

Name                     Age                              Position
----                     ---                              --------
Philip J. Davis          44                 President, Treasurer, Secretary and
                                            Director

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     Philip J. Davis. Mr. Davis has been the President, Treasurer, Secretary and a Director of the Company since November 1998. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and, from November 1995 to May 1997, was the President of Lahaina Acquisitions, Inc., formerly a Colorado publicly-held shell corporation of which he was also a director from May 1991 to May 1997. Lahaina Acquisitions, Inc. is currently a real estate development and mortgage company. From August 1996 to April 2000 Mr. Davis was the President and a member of the Board of Directors of Medical Management Systems, Inc., formerly an inactive Colorado-based reporting corporation which changed its name to Dominix, Inc. and is currently a telecommunications company.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2000 or 1999 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2000, to the named executive officers:

Individual Grants

                            % of Total Options
                  Options       Granted to
Name              Granted   Employees in Year   Exercise Price   Expiration Date
----              -------   -----------------   --------------   ---------------
Philip J. Davis     -0-             0%              -----             -----

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

There were no executive officers' unexercised options at December 31, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address                   Number of Shares of       Percentage of Class
of Beneficial Owner                Common Stock Owned          of Common Stock
-------------------                ------------------          ---------------

Philip J. Davis
5459 South Iris Street
Littleton, CO 80123                      594,244                    37.1%

Gary A. Agron
5445 DTC Parkway, Suite 520
Greenwood Village, CO  80111             594,245                    37.1%


All Officers and Directors
  as a Group (1 person)                  594,244                    37.1%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     In November 1998, Philip J. Davis, an officer and director of the Company, and Gary A. Agron received 594,244 shares and 580,055 shares, respectively, of the Company's common stock in consideration for a promissory note in the aggregate principal amount of $15,000 which has been paid in full by Messrs. Davis and Agron.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.     Title
          -----------     -----

          2.01            Articles of Incorporation of the Registrant

          2.02            Bylaws of the Registrant

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on July 2, 2001.


                                            IVORY CAPITAL CORPORATION



                                            By:  /s/  Philip J. Davis
                                               -------------------------------
                                                      Philip J. Davis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

        Signature                     Title                          Date
        ---------                     -----                          ----

/s/  Philip J. Davis           President, Treasurer              July 5, 2001
------------------------       (Principal Accounting
     Philip J. Davis           Officer), Secretary
                               and Director