Form 10QSB
period 2001-07-31
IVORY CAPITAL CORP
filed 2001-09-10
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended July 31, 2001

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
                        ---------------------------------
                 (Name of Small Business Issuer in its charter)


           Colorado                                               84-1087170
 ------------------------------                                ----------------
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

                      Yes  X                       No
                         -----                       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 4,114,599 shares as of July 31, 2001.

PART I.       FINANCIAL INFORMATION.

Item 1.       Financial Statements.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2001




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                             $     779
    Stockholders                                                            871
                                                                      ---------

     Total Current Liabilities                                            1,650
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,599 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (22,510)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (1,650)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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


                                  IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                        (A Development Stage Company)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                           Cumulative From
                                      Three Months Ended           Six Months Ended      November 1, 1998 to
                                           July 31,                     July 31,              July 31,
                                           --------                     --------
                                     2001           2000           2001          2000           2001
                                     ----           ----           ----          ----           ----

Revenue                          $      --      $      --      $      --      $      --      $      --

Operating expenses                     8,498            159          8,751          3,588         23,704
                                 -----------    -----------    -----------    -----------    -----------

       Loss From Operations           (8,498)          (159)        (8,751)        (3,588)       (23,704)
                                 -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
   Interest income                      --             --             --               33          1,194
                                 -----------    -----------    -----------    -----------    -----------

Total Other Income (Expense)            --             --             --               33          1,194
                                 -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                     (8,498)          (159)        (8,751)        (3,555)       (22,510)

Provision for income taxes              --             --             --             --             --
                                 -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                $    (8,498)   $      (159)   $    (8,751)   $    (3,555)   $   (22,510)
                                 ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
 Of Common Stock:
   Basic                         $      --      $      --      $      --      $      --      $      (.01)
                                 ===========    ===========    ===========    ===========    ===========

   Diluted                       $      --      $      --      $      --      $      --      $      (.01)
                                 ===========    ===========    ===========    ===========    ===========


Weighted Average Number of
 Common Shares Outstanding:
   Basic                           2,037,279      1,599,949      1,822,239      1,599,949      1,640,063

   Diluted                         2,037,279      1,599,949      1,822,239      1,599,949      1,640,063


                                   The accompanying notes are an integral
                    part of these unaudited condensed consolidated financial statements.

                                                      3


                           IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                 (A Development Stage Company)
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                       Six Months Ended     Cumulative From
                                                           July 31,       November 1, 1998 To
                                                    --------------------        July 31,
                                                      2001        2000            2001
                                                    --------    --------        --------
Cash Flows from Operating Activities:
  Net income (loss)                                 $ (8,751)   $ (3,555)       $(22,510)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accrued interest                                  --         1,128            --
      Accounts payable                                   891          50            (350)
                                                    --------    --------        --------

      Net Cash (Used) By Operating Activities         (7,860)     (2,377)        (22,860)
                                                    --------    --------        --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --         2,377          15,000
                                                    --------    --------        --------

      Net Cash Provided By Investing Activities         --         2,377          15,000
                                                    --------    --------        --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              7,860        --             7,860
                                                    --------    --------        --------

      Net Cash Provided By Financing Activities        7,860        --             7,860
                                                    --------    --------        --------

      Net Increase in Cash and Cash Equivalents         --          --              --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --              --
                                                    --------    --------        --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --          $   --
                                                    ========    ========        ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --          $   --
    Income taxes                                        --          --              --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --          $ 15,000
   Issuance of common stock for repayment
    of loans from stockholders                         7,860        --             7,860


                            The accompanying notes are an integral
             part of these unaudited condensed consolidated financial statements.

                                               4

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended July 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of July 31, 2001, the Company had not identified any such candidates.

Results of Operations

     The Company has been inactive since 1992, and had no revenue during the period. Expenses were limited to legal and accounting fees and related administrative expenses necessary to maintain the corporate existence of the Company and to bring the Company current with its periodic reporting requirements with the Securities and Exchange Commission. The Company's assets and liabilities were negligible throughout the period indicated. Comparisons of revenue, expenses, assets and liabilities are not relevant as the amounts are negligible and the variances between periods simply reflect minimal professional and related expenses during the period.

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


Date:    September 10, 2001                 IVORY CAPITAL CORPORATION
                                                   (Registrant)


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