Form 10QSB
period 2001-10-31
IVORY CAPITAL CORP
filed 2001-12-10
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended October 31, 2001

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
                        ---------------------------------
                 (Name of Small Business Issuer in its charter)


            Colorado                                              84-1087170
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             5459 South Iris Street
                            Littleton, Colorado 80123
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 932-9998
                ------------------------------------------------
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                               -------       -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 4,114,599 shares as of October 31, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2001




                                     ASSETS

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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable:
    Trade                                                             $   2,153
    Stockholders                                                            871
                                                                      ---------

     Total Current Liabilities                                            3,024
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,599 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (23,884)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (3,024)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                               IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                     (A Development Stage Company)
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                    Three Months Ended              Nine Months Ended      Cumulative From
                                        October 31,                    October 31,       November 1, 1998 to
                                 --------------------------    --------------------------    October 31,
                                    2001            2000           2001           2000           2001
                                 -----------    -----------    -----------    -----------    -----------
Revenue                          $      --      $      --      $      --      $      --      $      --

Operating expenses                     1,374            247         10,125          3,835         25,078
                                 -----------    -----------    -----------    -----------    -----------

       Loss From Operations           (1,374)          (247)       (10,125)        (3,835)       (25,078)
                                 -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
   Interest income                      --             --             --               33          1,194
                                 -----------    -----------    -----------    -----------    -----------

Total Other Income (Expense)            --             --             --               33          1,194
                                 -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                     (1,374)          (247)       (10,125)        (3,802)       (23,884)

Provision for income taxes              --             --             --             --             --
                                 -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                $    (1,374)   $      (247)   $   (10,125)   $    (3,802)   $   (23,884)
                                 ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share
 Of Common Stock:
   Basic                         $      --      $      --      $      --      $      --      $      (.01)
                                 ===========    ===========    ===========    ===========    ===========

   Diluted                       $      --      $      --      $      --      $      --      $      (.01)
                                 ===========    ===========    ===========    ===========    ===========


Weighted Average Number of
 Common Shares Outstanding:
   Basic                           4,114,599      1,599,949      2,594,756      1,599,949      1,847,969

   Diluted                         4,114,599      1,599,949      2,594,756      1,599,949      1,847,969



                                The accompanying notes are an integral
                 part of these unaudited condensed consolidated financial statements.



                              IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                    (A Development Stage Company)
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                            Nine Months Ended              Cumulative From
                                                                October 31,              November 1, 1998 To
                                                       ----------------------------           October 31,
                                                         2001                2000                2001
                                                       --------            --------            --------
Cash Flows from Operating Activities:
  Net income (loss)                                    $(10,125)           $ (3,802)           $(23,884)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accrued interest                                     --                 1,161                --
      Accounts payable                                    2,265                 264               1,024
                                                       --------            --------            --------

      Net Cash (Used) By Operating Activities            (7,860)             (2,377)            (22,860)
                                                       --------            --------            --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                 --                 2,377              15,000
                                                       --------            --------            --------

      Net Cash Provided By Investing Activities            --                 2,377              15,000
                                                       --------            --------            --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                 7,860                --                 7,860
                                                       --------            --------            --------

      Net Cash Provided By Financing Activities           7,860                --                 7,860
                                                       --------            --------            --------

      Net Increase in Cash and Cash Equivalents            --                  --                  --

     Cash and Cash Equivalents at Beginning
       of Period                                           --                  --                  --
                                                       --------            --------            --------

     Cash and Cash Equivalents at End
       of Period                                       $   --              $   --              $   --
                                                       ========            ========            ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           $   --              $   --              $   --
    Income taxes                                           --                  --                  --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                    $   --              $   --              $ 15,000
   Issuance of common stock for repayment
    of loans from stockholders                            7,860                --                 7,860


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

                                                 -3-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended October 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of October 31, 2001, the Company had not identified any such candidates.

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

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     In July 2001, Philip J. Davis, an officer and director of the Company, and Gary A. Agron received 1,257,325 shares each for a total of 2,514,650 shares of the Company's common stock in payment of loans in the aggregate principal amount of $7,860.30.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  December 10, 2001                   IVORY CAPITAL CORPORATION
                                                 (Registrant)


                                           /s/ Philip J. Davis
                                           -------------------
                                           Philip J. Davis
                                           Chief Executive Officer, Treasurer
                                             (Principal Accounting Officer),
                                             Secretary and Director