Form 10KSB
period 2002-01-31
IVORY CAPITAL CORP
filed 2002-05-01
CIK 841096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2002 or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-24967



                            IVORY CAPITAL CORPORATION
                     ---------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Colorado                                            84-1087170
 --------------------------------                         ---------------------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification Number)



                             5459 South Iris Street
                            Littleton, Colorado 80123
                           ---------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 932-9998



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

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

     As of April 30, 2002, 4,114,600 shares of the Registrant's no par value Common Stock were outstanding. As of April 30, 2002, there was no market value of the Registrant's no par value Common Stock since the Registrant's Common Stock does not trade on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------

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

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

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

Rights of Dissenting Shareholders

     Under the Colorado Business Corporation Act, a business combination for Colorado corporations in existence on June 30, 1994 typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113- 101 and 7-113-102 of the Colorado Business Corporation Act. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

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

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction.

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

     As of April 30, 2002, the Company has 57 holders of record of its Common Stock and 4,114,600 shares of its Common Stock outstanding.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Financial Statements                                        Page
---------------------------------                                        ----
 Independent Auditors' Report                                             F-2

 Consolidated Balance Sheet as of January 31, 2002                        F-3

 Consolidated Statements of Operations for the years ended
   January 31, 2002 and 2001 and for the cumulative period
   from November 1, 1998 to January 31, 2002                              F-4

 Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended January 31, 2002, 2001 and for
   the  period from November 1, 1998 to January 31, 2002                  F-5

 Consolidated Statements of Cash Flows for the years ended
   January 31, 2002 and 2001 and for the cumulative period
   from November 1, 1998 to January 31, 2002                              F-6

 Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Ivory Capital Corporation


We have audited the accompanying consolidated balance sheet of Ivory Capital Corporation and Subsidiary as of January 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 31, 2002 and 2001 and for the cumulative period from November 1, 1998 to January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivory Capital Corporation and Subsidiary as of January 31, 2002 and the results of their operations and their cash flows for the years ended January 31, 2002 and 2001 and for the cumulative period from November 1, 1998 to January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $12,179 and $4,297 for the years ended January 31, 2002 and 2001, respectively and, as of January 31, 2002 had working capital of $(5,078) and stockholders' equity (deficit) of $(5,078). As discussed in Note 1 to the financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Angell & Deering
                                            -----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants


Denver, Colorado
April 25, 2002

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2002




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable                                                    $   2,068
  Notes payable - stockholders                                            2,942
  Accrued interest - stockholders                                            68
                                                                      ---------

     Total Current Liabilities                                            5,078
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
    authorized, none issued or outstanding                                 --
  Common stock:  no par value, 800,000,000 shares
    authorized, 4,114,600 shares issued and outstanding                 120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (25,938)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (5,078)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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


                             IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Cumulative From
                                                  Year Ended January 31,      November 1, 1998 To
                                                --------------------------        January 31,
                                                   2002           2001               2002
                                                   ----           ----               ----

Revenue                                         $      --      $      --          $      --

Operating expenses                                   12,111          4,330             27,064
                                                -----------    -----------        -----------

   Loss From Operations                             (12,111)        (4,330)           (27,064)
                                                -----------    -----------        -----------

Other Income (Expense):
  Interest income                                      --               33              1,194
  Interest expense                                      (68)          --                  (68)
                                                -----------    -----------        -----------

   Total Other Income (Expense)                         (68)            33              1,126
                                                -----------    -----------        -----------

Income (Loss) Before Provision For
 Income Taxes                                       (12,179)        (4,297)           (25,938)

Provision for income taxes                             --             --                 --
                                                -----------    -----------        -----------

Net Income (Loss)                               $   (12,179)   $    (4,297)       $   (25,938)
                                                ===========    ===========        ===========

Net Income (Loss) Per Basic and Diluted Share
  of Common Stock                               $      --      $      --          $      (.01)
                                                ===========    ===========        ===========

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                       2,977,840      1,599,949          2,023,647


                              The accompanying notes are an integral
                         part of these consolidated financial statements.

                                                F-4




                     IVORY CAPITAL CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001 AND FOR THE
                 PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2002



                                                      Common Stock
                                                 ---------------------  Accumulated
                                                   Shares     Amount      Deficit
                                                 ---------   ---------   ---------
Balance at November 1, 1998                        425,650   $  98,000   $(100,000)

Issuance of common stock for note receivable
  ($.013 per share) in November 1998             1,174,299      15,000        --

Net income                                            --          --           302
                                                 ---------   ---------   ---------

Balance at January 31, 1999                      1,599,949     113,000     (99,698)

Net income (loss)                                     --          --        (9,764)
                                                 ---------   ---------   ---------

Balance at January 31, 2000                      1,599,949     113,000    (109,462)

Net income (loss)                                     --          --        (4,297)
                                                 ---------   ---------   ---------

Balance at January 31, 2001                      1,599,949     113,000    (113,759)

Common stock issued for payment of accounts
  payable to stockholders ($.003 per share) in
  July 2001                                      2,514,651       7,860        --

Net income (loss)                                     --          --       (12,179)
                                                 ---------   ---------   ---------

Balance at January 31, 2002                      4,114,600   $ 120,860   $(125,938)
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

                                        F-5



                                IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Cumulative From
                                                         Year Ended January 31,     November 1, 1998 To
                                                          --------------------          January 31,
                                                            2002         2001              2002
                                                            ----         ----              ----

Cash Flows from Operating Activities:
  Net income (loss)                                       $(12,179)   $ (4,297)         $(25,938)
  Adjustments to reconcile net income (loss) to
   net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable                             --         1,161              --
      Accounts payable                                       1,371         759               130
      Accrued interest                                          68        --                  68
                                                          --------    --------          --------

       Net Cash (Used) By Operating Activities             (10,740)     (2,377)          (25,740)
                                                          --------    --------          --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                    --         2,377            15,000
                                                          --------    --------          --------

      Net Cash Provided By Investing Activities               --         2,377            15,000
                                                          --------    --------          --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                   10,740        --              10,740
                                                          --------    --------          --------

       Net Cash Provided By Financing Activities            10,740        --              10,740
                                                          --------    --------          --------

       Net Increase in Cash and Cash Equivalents              --          --                --

       Cash and Cash Equivalents at Beginning of Period       --          --                --
                                                          --------    --------          --------

       Cash and Cash Equivalents at End of Period         $   --      $   --            $   --
                                                          ========    ========          ========

Supplemental Disclosure of Cash
  Flow Information:
   Cash paid during the period for:
     Interest                                             $   --      $   --            $   --
     Income taxes                                             --          --                --

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                       $   --      $   --            $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                      7,860        --               7,860


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

          Stock-Based Compensation
          ------------------------
               The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Net Income (Loss) Per Basic and Diluted Share of Common Stock
          -------------------------------------------------------------
               Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the "treasury stock" method.

          Estimates
          ---------
               The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Recently Issued Accounting Standards
          ------------------------------------
               In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on February 1, 2002 and does not currently expect any impact on the Company's financial statements.

               In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on February 1, 2002 and does not currently expect any impact on the Company's financial statements.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on February 1, 2002 and does not currently expect any impact on the Company's financial statements.

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

               In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the Company's President and with a stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totalled $2,942 as of



                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Related Party Transactions (Continued)
         --------------------------------------
               January 31, 2002. The Company recognized $68 of interest expense during the year ended January 31, 2002 for interest accrued under the Credit Agreement.

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

4.       Income Taxes

               The components of the provision for income taxes are as follows:

                                                                    2002     2001
                                                                    ----     ----
Current:
               Federal                                               $--      $--
               State                                                  --       --
                                                                     ---      ---

                Total                                                 --       --
                                                                     ---      ---

              Deferred:
               Federal                                                --       --
               State                                                  --       --
                                                                     ---      ---

                Total                                                 --       --
                                                                     ---      ---

             Total Provision For Income Taxes                        $--      $--
                                                                     ===      ===

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:
                                                                    2002     2001
                                                                    ----     ----
             Federal statutory rate                                  (34)%    (34)%
             State income taxes, net of federal benefits              (3)      (3)
             Valuation allowance                                      37       37
                                                                     ---     ----

             Total                                                     --%      --%
                                                                     ====     ====

Significant components of deferred income taxes as of January 31, 2002 are as follows:

             Net operating loss carryforward                           $ 20,000
                                                                       --------

             Total Deferred Tax Asset                                    20,000

             Less valuation allowance                                   (20,000)
                                                                       --------

             Net Deferred Tax Asset                                    $   --
                                                                       ========


                                       F-9

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Income Taxes (Continued)
         ------------------------
               The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $20,000 as of January 31, 2002 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,000 for the year ended January 31, 2002. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

               As of January 31, 2002 the Company had federal net operating loss carryforwards of approximately $125,000. Such carryforwards expire in the year 2022.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principals or practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:



Name                     Age                        Position
----                     ---                        --------

Philip J. Davis          45         President, Treasurer, Secretary and Director

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

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     Philip J. Davis. Mr. Davis has been the President, Treasurer, Secretary and a Director of the Company since November 1998. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and, from November 1995 to May 1997, was the President of Lahaina Acquisitions, Inc., a Colorado publicly-held shell corporation of which he was also a director from May 1991 to May 1997. From August 1996 to April 2000 Mr. Davis was the President and a member of the Board of Directors of Medical Management Systems, Inc., an inactive Colorado-based reporting corporation. Since October 2001 Mr. Davis has been the President, Chief Financial Officer and sole Director of OneDentist Resources, Inc., a Colorado corporation which operated an on-line dental Web site through OneDentist.com. until June 2001. OneDentist Resources, Inc. is currently a inactive reporting corporation.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended January 31, 2001 or 2002 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended January 31, 2002, to the named executive officers:

Individual Grants


                                         % of Total Options
                      Options                Granted to
Name                  Granted            Employees in Year       Exercise Price         Expiration Date
----                  -------            -----------------       --------------         ---------------

Philip J. Davis         -0-                      0%                    --                     --

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

There were no executive officers' unexercised options at January 31, 2002. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended January 31, 2002.

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



Name and Address               Number of Shares of       Percentage of Class
of  Beneficial Owner            Common Stock Owned         of Common Stock
--------------------            ------------------         ---------------

Philip J. Davis
5459 South Iris Street
Littleton, CO 80123                  1,851,569                   45.0%

Gary A. Agron
5445 DTC Parkway, Suite 520
Greenwood Village, CO  80111         1,851,570                   45.0%


All Officers and Directors
  as a Group (1 person)              1,851,569                   45.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     In November 1998, Philip J. Davis, an officer and director of the Company, and Gary A. Agron received 580,055 shares and 594,244 shares, respectively, of the Company's common stock in consideration for a promissory note in the aggregate principal amount of $15,000 which has been paid in full by Messrs. Davis and Agron.

     In July 2002, Philip J. Davis, an officer and director of the Company, and Gary A. Agron received 1,257,325, respectively, of the Company's common stock in consideration for payment of $7,860 in accounts payable to stockholders.

     In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with Philip J. Davis, an officer and director of the Company and with Gary A. Agron a stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totaled $2,942 as of January 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a. Exhibits:

            Exhibit No.       Title
            -----------       -----

            3A                Articles of Incorporation of the Registrant (1)

            3B                Bylaws of the Registrant (1)

            10A Revolving Credit Agreement with Philip J. Davis and Gary A. Agron dated July 16, 2001 is filed herewith.

            (1)      Filed with the Company's Form 10-KSB on June 5, 2001.

         b. Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on May 1, 2002.

                                            IVORY CAPITAL CORPORATION


                                            By:   /s/ Philip J. Davis
                                                --------------------------------
                                                      Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

   Signature                      Title                               Date
   ---------                      -----                               ----


/s/ Philip J. Davis        President, Treasurer (Principal        April 30, 2002
---------------------      Accounting Officer), Secretary
Philip J. Davis            and Director