Form 10QSB
period 2002-04-30
IVORY CAPITAL CORP
filed 2002-06-13
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended April 30, 2002

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its charter)


                Colorado                                    84-1087170
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                             5459 South Iris Street
                            Littleton, Colorado 80123
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 932-9998
                                 --------------
                (Issuer's telephone number, including area code)

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

Common Stock, No Par Value, 4,114,600 shares as of April 30, 2002.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   3,658
  Notes payable - stockholders                                            5,142
  Accrued interest - stockholders                                           139
                                                                      ---------

     Total Current Liabilities                                            8,939
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock: no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock: no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (29,799)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (8,939)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========



                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Three Months Ended      Cumulative From
                                                  April  30,        November 1, 1998 To
                                          --------------------------     April 30,
                                              2002           2001          2002
                                          -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --

Operating expenses                              3,790            253         30,854
                                          -----------    -----------    -----------

       Loss From Operations                    (3,790)          (253)       (30,854)
                                          -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --            1,194
  Interest expense                                (71)          --             (139)
                                          -----------    -----------    -----------

       Total Other Income (Expense)               (71)          --            1,055
                                          -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (3,861)          (253)       (29,799)

Provision for income taxes                       --             --             --
                                          -----------    -----------    -----------

Net Income (Loss)                         $    (3,861)   $      (253)   $   (29,799)
                                          ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      (.01)
                                          ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      1,599,949      2,169,490




                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.



                           IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                 (A Development Stage Company)
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Three Months Ended       Cumulative From
                                                               April 30,         November 1, 1998 To
                                                        -----------------------       April 30,
                                                          2002           2001           2002
                                                        --------       --------       --------
Cash Flows from Operating Activities:
  Net income (loss)                                     $ (3,861)      $   (253)      $(29,799)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable                           --             --             --
      Accounts payable                                     1,590            253          1,720
      Accrued interest payable                                71           --              139
                                                        --------       --------       --------

      Net Cash (Used) By Operating Activities             (2,200)          --          (27,940)
                                                        --------       --------       --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                  --             --           15,000
                                                        --------       --------       --------

      Net Cash Provided By Investing Activities             --             --           15,000
                                                        --------       --------       --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                  2,200           --           12,940
                                                        --------       --------       --------

      Net Cash Provided By Financing Activities            2,200           --           12,940
                                                        --------       --------       --------

      Net Increase in Cash and Cash Equivalents             --             --             --

      Cash and Cash Equivalents at Beginning
       of Period                                            --             --             --
                                                        --------       --------       --------

      Cash and Cash Equivalents at End
       of Period                                        $   --         $   --         $   --
                                                        ========       ========       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                            $   --         $   --         $   --
    Income taxes                                            --             --             --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                     $   --         $   --         $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                     --             --            7,860



                            The accompanying notes are an integral
             part of these unaudited condensed consolidated financial statements.



                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended April 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002 previously filed with the Securities and Exchange Commission.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on February 1, 2002 which did not result in any impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on February 1, 2002 which did not result in any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on February 1, 2002 which did not result in any impact on the Company's financial statements.

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of April 30, 2002, the Company had not identified any such candidates.

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


Date:  June 13, 2002                   IVORY CAPITAL CORPORATION
                                              (Registrant)


                                       /s/ Philip J. Davis
                                       -------------------
                                       Philip J. Davis
                                       Chief Executive Officer, Treasurer
                                       (Principal Accounting Officer), Secretary
                                       and Director