Form 10QSB
period 2002-07-31
IVORY CAPITAL CORP
filed 2002-09-17
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended July 31, 2002

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

Common Stock, No Par Value, 4,114,600 shares as of July 31, 2002.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2002




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   5,143
  Notes payable - stockholders                                            5,142
  Accrued interest - stockholders                                           243
                                                                      ---------

     Total Current Liabilities                                           10,528
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (31,388)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (10,528)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========













                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.




                                         IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                             (A Development Stage Company)
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Months Ended                  Six Months Ended           Cumulative From
                                                     July 31,                           July 31,             November 1, 1998 To
                                                ------------------                  ----------------               July 31,
                                                 2002            2001              2002            2001              2002
                                                 ----            ----              ----            ----              ----

Revenue                                      $      --        $      --        $      --        $      --        $      --

Operating expenses                                 1,485            8,498            5,275            8,751           32,339
                                             -----------      -----------      -----------      -----------      -----------

       Loss From Operations                       (1,485)          (8,498)          (5,275)          (8,751)         (32,339)
                                             -----------      -----------      -----------      -----------      -----------

Other Income (Expense):
  Interest income                                   --               --               --               --              1,194
  Interest expense                                  (104)            --               (175)            --               (243)
                                             -----------      -----------      -----------      -----------      -----------

       Total Other Income (Expense)                 (104)            --               (175)            --                951
                                             -----------      -----------      -----------      -----------      -----------

Income (Loss) Before Provision
 For Income Taxes                                 (1,589)          (8,498)          (5,450)          (8,751)         (31,388)

Provision for income taxes                          --               --               --               --               --
                                             -----------      -----------      -----------      -----------      -----------

Net Income (Loss)                            $    (1,589)     $    (8,498)     $    (5,450)     $    (8,751)     $   (31,388)
                                             ===========      ===========      ===========      ===========      ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                       $      --        $      --        $      --        $      --        $      (.01)
                                             ===========      ===========      ===========      ===========      ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding             4,114,600        2,037,279        4,114,600        1,822,239        2,300,301





















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






                                   IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                       (A Development Stage Company)
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                   Six Months Ended              Cumulative From
                                                                      July 31,                  November 1, 1998 To
                                                                  ------------------                  July 31,
                                                                2002               2001                2002
                                                                ----               ----                ----
Cash Flows from Operating Activities:
  Net income (loss)                                          $ (5,450)           $ (8,751)           $(31,388)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                          3,075                 891               3,205
      Accrued interest payable                                    175                --                   243
                                                             --------            --------            --------

      Net Cash (Used) By Operating Activities                  (2,200)             (7,860)            (27,940)
                                                             --------            --------            --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                       --                  --                15,000
                                                             --------            --------            --------

      Net Cash Provided By Investing Activities                  --                  --                15,000
                                                             --------            --------            --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                       2,200               7,860              12,940
                                                             --------            --------            --------

      Net Cash Provided By Financing Activities                 2,200               7,860              12,940
                                                             --------            --------            --------

      Net Increase in Cash and Cash Equivalents                  --                  --                  --

     Cash and Cash Equivalents at Beginning
       of Period                                                 --                  --                  --
                                                             --------            --------            --------

     Cash and Cash Equivalents at End
       of Period                                             $   --              $   --              $   --
                                                             ========            ========            ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                 $   --              $   --              $   --
    Income taxes                                                 --                  --                  --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                          $   --              $   --              $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                          --                 7,860               7,860





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

                                              -3-


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended July 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of July 31, 2002, the Company had not identified any such candidates.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 99.1 Certification pursuant to 18 U.s.c. Section 1350

     (b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  September 12, 2002              VORY CAPITAL CORPORATION
                                              (Registrant)


                                       /s/ Philip J. Davis
                                       -----------------------------------------
                                       Philip J. Davis
                                       Chief Executive Officer, Treasurer
                                       (Principal Accounting Officer), Secretary
                                       and Director