Form 10QSB
period 2002-10-31
IVORY CAPITAL CORP
filed 2002-12-16
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended October 31, 2002

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

Common Stock, No Par Value, 4,114,600 shares as of October 31, 2002.

PART I.  FINANCIAL INFORMATION.

Item 1. Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002



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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   6,190
  Notes payable - stockholders                                            5,560
  Accrued interest - stockholders                                           351
                                                                      ---------

     Total Current Liabilities                                           12,101
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (32,961)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (12,101)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended            Nine Months Ended       Cumulative From
                                                  October 31,                   October 31,       November 1, 1998 To
                                          --------------------------    --------------------------    October 31,
                                             2002            2001          2002            2001           2002
                                          -----------    -----------    -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --      $      --      $      --

Operating expenses                              1,464          1,374          6,739         10,125         33,803
                                          -----------    -----------    -----------    -----------    -----------

       Loss From Operations                    (1,464)        (1,374)        (6,739)       (10,125)       (33,803)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --             --             --            1,194
  Interest expense                               (109)          --             (284)          --             (352)
                                          -----------    -----------    -----------    -----------    -----------

       Total Other Income (Expense)              (109)          --             (284)          --              842
                                          -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (1,573)        (1,374)        (7,023)       (10,125)       (32,961)

Provision for income taxes                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                         $    (1,573)   $    (1,374)   $    (7,023)   $   (10,125)   $   (32,961)
                                          ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      --      $      --      $      (.01)
                                          ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,599      4,114,600      2,594,756      2,414,627



                                     The accompanying notes are an integral
                      part of these unaudited condensed consolidated financial statements.


                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     Nine Months Ended   Cumulative From
                                                        October 31,     November 1, 1998 To
                                                    --------------------   October 31,
                                                      2002        2001        2002
                                                    --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss)                                 $ (7,023)   $(10,125)   $(32,961)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                 4,122       2,265       4,252
      Accrued interest payable                           283        --           351
                                                    --------    --------    --------

      Net Cash (Used) By Operating Activities         (2,618)     (7,860)    (28,358)
                                                    --------    --------    --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --        15,000
                                                    --------    --------    --------

      Net Cash Provided By Investing Activities         --          --        15,000
                                                    --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              2,618       7,860      13,358
                                                    --------    --------    --------

      Net Cash Provided By Financing Activities        2,618       7,860      13,358
                                                    --------    --------    --------

      Net Increase in Cash and Cash Equivalents         --          --          --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --          --
                                                    --------    --------    --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --      $   --
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --      $   --
    Income taxes                                        --          --          --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --      $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --         7,860       7,860



                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.

                                         -4-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended October 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2003. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of October 31, 2002, the Company had not identified any such candidates.

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

Item 3. Controls and Procedures.

     Within the 90 days to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer/Chief Financial concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.


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

     Exhibit 99.1 - Certificate Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: December 16, 2002                IVORY CAPITAL CORPORATION
                                             (Registrant)



                                       /s/ Philip J. Davis
                                       -------------------
                                       Philip J. Davis
                                       Chief Executive Officer, Treasurer
                                       (Principal Accounting Officer), Secretary
                                       and Director

                                  Certification


I, Philip J. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ivory Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 16, 2002                /s/ Philip J. Davis
                                       -------------------
                                       Philip J. Davis
                                       Chief Executive Officer, Treasurer
                                       (Principal Accounting Officer), Secretary
                                       and Director