Form 10KSB
period 2003-01-31
IVORY CAPITAL CORP
filed 2003-04-28
CIK 841096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-24967



                            IVORY CAPITAL CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


          Colorado                                            84-1087170
          --------                                            ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
  of incorporation Number)                                 or organization)

                             5459 South Iris Street
                            Littleton, Colorado 80123
                            -------------------------
           (Address of principal executive offices including Zip Code)

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

                               Yes x    No
                                  ---     ---

     As of April 28, 2003, 4,114,600 shares of the Registrant's no par value Common Stock were outstanding. As of April 15, 2003, the Registrant's no par value Common Stock was cleared to trade on an unpriced basis on the Pink Sheets LLC under the symbol IVRC.

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

     In 1991 the Company completed an initial public offering of its securities. In October 1999 a reverse stock split became effective whereby each five hundred shares of outstanding Common Stock were converted into one share of Common Stock.

     In 1991 the Company, through its subsidiary Access, developed the infrastructure to sell franchised food carts to the developmentally challenged. Since 1992 the Company ceased all operations regarding this business and has been seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past eleven years.

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

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

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

The Company's Office

     The Company's office is located at 5459 South Iris Street, Littleton, Colorado 80123, and the telephone number is (303) 932-9998. The Company's office is located in the office of Philip J. Davis, the Company's President, Treasurer, Secretary and Director. The Company's office will remain at Mr. Davis's office until an acquisition has been concluded and is provided to the Company at no charge. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     As of April 15, 2003, the Registrant's no par value Common Stock was cleared to trade on an unpriced basis on the Pink Sheets LLC under the symbol IVRC. To date, no trades have occurred.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     As of April 28, 2003, the Company has 57 holders of record of its Common Stock and 4,114,600 shares of its Common Stock outstanding.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Financial Statements                                          Page
---------------------------------                                          ----
 Independent Auditors' Reports                                              F-2

 Consolidated Balance Sheet as of January 31, 2003                          F-4

 Consolidated Statements of Operations for the years ended
   January 31, 2003 and 2002 and for the cumulative period
   from November 1, 1998 to January 31, 2003                                F-5

 Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended January 31, 2003 and 2002 and for
   the period from November 1, 1998 to January 31, 2003                     F-6

 Consolidated Statements of Cash Flows for the years ended
   January 31, 2003 and 2002 and for the cumulative period
   from November 1, 1998 to January 31, 2003                                F-7

 Notes to Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Ivory Capital Corporation


We have audited the accompanying consolidated balance sheet of Ivory Capital Corporation and Subsidiary as of January 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended January 31, 2003 and for the cumulative period from November 1, 1988 to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivory Capital Corporation and Subsidiary as of January 31, 2003 and the results of their operations and their cash flows for the year ended January 31, 2003 and for the cumulative period from November 1, 1998 to January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,894 for the year ended January 31, 2003. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Mayer Hoffman McCann P.C.
                                              -----------------------------
                                              Mayer Hoffman McCann P.C.
                                              Certified Public Accountants

Denver, Colorado
April 1, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Ivory Capital Corporation


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for Ivory Capital Corporation and Subsidiary for the year ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Ivory Capital Corporation and Subsidiary for the year ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $12,179 for the year ended January 31, 2002, and as of January 31, 2002, had working capital of $(5,078) and stockholders' equity (deficit) of $(5,078). As discussed in Note 1 to the financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Angell & Deering
                                              --------------------
                                              Angell & Deering
                                              Certified Public Accountants


Denver, Colorado
April 25, 2002

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable                                                    $   4,586
  Notes payable - stockholders                                            8,891
  Accrued interest - stockholders                                           495
                                                                      ---------

     Total Current Liabilities                                           13,972
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
    authorized, none issued or outstanding                                 --
  Common stock:  no par value, 800,000,000 shares
    authorized, 4,114,600 shares issued and outstanding                 120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (34,832)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (13,972)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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


                         IVORY CAPITAL CORPORATION AND SUBSIDIARY
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Cumulative From
                                                  Year Ended January 31,  November 1, 1998 To
                                                --------------------------    January 31,
                                                    2003           2002           2003
                                                -----------    -----------    -----------

Revenue                                         $      --      $      --      $      --

Operating expenses                                    8,418         12,111         35,482
                                                -----------    -----------    -----------

   Loss From Operations                              (8,418)       (12,111)       (35,482)
                                                -----------    -----------    -----------

Other Income (Expense):
  Interest income                                      --             --            1,194
  Interest expense                                     (476)           (68)          (544)
                                                -----------    -----------    -----------

   Total Other Income (Expense)                        (476)           (68)           650
                                                -----------    -----------    -----------

Income (Loss) Before Provision For
 Income Taxes                                        (8,894)       (12,179)       (34,832)

Provision for income taxes                             --             --             --
                                                -----------    -----------    -----------

Net Income (Loss)                               $    (8,894)   $   (12,179)   $   (34,832)
                                                ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted Share
  of Common Stock                               $      --      $      --      $      (.01)
                                                ===========    ===========    ===========

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                       4,114,600      2,977,840      2,512,767




                          The accompanying notes are an integral
                     part of these consolidated financial statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002 AND FOR THE
                PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2003


                                                     Common Stock
                                                 ---------------------  Accumulated
                                                  Shares      Amount      Deficit
                                                 ---------   ---------   ---------

Balance at November 1, 1998                        425,650   $  98,000   $(100,000)

Issuance of common stock for note receivable
  ($.013 per share) in November 1998             1,174,299      15,000        --

Net income                                            --          --           302
                                                 ---------   ---------   ---------

Balance at January 31, 1999                      1,599,949     113,000     (99,698)

Net income (loss)                                     --          --        (9,764)
                                                 ---------   ---------   ---------

Balance at January 31, 2000                      1,599,949     113,000    (109,462)

Net income (loss)                                     --          --        (4,297)
                                                 ---------   ---------   ---------

Balance at January 31, 2001                      1,599,949     113,000    (113,759)

Common stock issued for payment of accounts
  payable to stockholders ($.003 per share) in
  July 2001                                      2,514,651       7,860        --

Net income (loss)                                     --          --       (12,179)
                                                 ---------   ---------   ---------

Balance at January 31, 2002                      4,114,600     120,860    (125,938)

Net income (loss)                                     --          --        (8,894)
                                                 ---------   ---------   ---------

Balance at January 31, 2003                      4,114,600   $ 120,860   $(134,832)
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


                              IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Cumulative From
                                                            Year Ended January 31,         November 1, 1998 To
                                                          ---------------------------          January 31,
                                                            2003               2002               2003
                                                          --------           --------           --------

Cash Flows from Operating Activities:
  Net income (loss)                                       $ (8,894)          $(12,179)          $(34,832)
  Adjustments to reconcile net income (loss) to
   net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                       2,518              1,371              2,648
      Accrued interest                                         427                 68                495
                                                          --------           --------           --------

       Net Cash (Used) By Operating Activities              (5,949)           (10,740)           (31,689)
                                                          --------           --------           --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                    --                 --               15,000
                                                          --------           --------           --------

      Net Cash Provided By Investing Activities               --                 --               15,000
                                                          --------           --------           --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                    5,949             10,740             16,689
                                                          --------           --------           --------

       Net Cash Provided By Financing Activities             5,949             10,740             16,689
                                                          --------           --------           --------

       Net Increase in Cash and Cash Equivalents              --                 --                 --

       Cash and Cash Equivalents at Beginning of Period       --                 --                 --
                                                          --------           --------           --------

       Cash and Cash Equivalents at End of Period         $   --             $   --             $   --
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

                                                 F-7

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

       Stock-Based Compensation
       ------------------------
          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for options granted to non-employees.

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

       Recently Issued Accounting Standards
       ------------------------------------
          In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on February 1, 2002, which did not result in any impact on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on February 1, 2002, which did not result in any impact on the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on February 1, 2002 which did not result in any impact on the Company's financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 which did not result in any impact on the Company's financial position or results of operations.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Related Party Transactions
     --------------------------
          In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the Company's President and with a stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totalled $8,891 as of January 31, 2003. The Company recognized $427 of interest expense during the year ended January 31, 2003 for interest accrued under the Credit Agreement.

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

4.   Income Taxes
     ------------
          The components of the provision for income taxes are as follows:

                                                           2003    2002
                                                           ----    ----
             Current:
              Federal                                      $--     $--
              State                                         --      --
                                                           ----    ----

               Total                                        --      --
                                                           ----    ----

             Deferred:
              Federal                                       --      --
              State                                         --      --
                                                           ----    ----

               Total                                        --      --
                                                           ----    ----

            Total Provision For Income Taxes               $--     $--
                                                           ====    ====

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                           2003    2002
                                                           ----    ----
            Federal statutory rate                         (34)%   (34)%
            State income taxes, net of federal benefits     (3)     (3)
            Valuation allowance                             37      37
                                                           ----    ----

            Total                                           --%     --%
                                                           ====    ====

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Income Taxes (Continued)
     ------------------------
          Significant components of deferred income taxes as of January 31, 2003 are as follows:

            Net operating loss carryforward                $ 22,000
                                                           --------

            Total Deferred Tax Asset                         22,000

            Less valuation allowance                        (22,000)
                                                           --------

            Net Deferred Tax Asset                         $   --
                                                           ========

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $22,000 as of January 31, 2003 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,000 for the year ended January 31, 2003. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          As of January 31, 2003 the Company had federal net operating loss carryforwards of approximately $134,000. Such carryforwards expire through the year 2023.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principals or practices or financial statement disclosure. On January 15, 2003 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding a change of the Company's independent auditor and certifying accountant from Angell & Deering, Certified Public Accountants to Mayer Hoffman McCann P.C.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

Name                      Age                        Position
----                      ---                        --------
Philip J. Davis           46        President, Treasurer, Secretary and Director


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

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     Philip J. Davis. Mr. Davis has been the President, Treasurer, Secretary and a Director of the Company since November 1998. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and, from November 1995 to May 1997, was the President of Lahaina Acquisitions, Inc., a Colorado publicly-held shell corporation of which he was also a director from May 1991 to May 1997. From August 1996 to April 2000 Mr. Davis was the President and a member of the Board of Directors of Medical Management Systems, Inc., an inactive Colorado-based reporting corporation. From October 2001 to April 2003 Mr. Davis was President, Chief Financial Officer and sole Director of the OneDentist Resources, Inc., a Colorado corporation which operated a on-line dental Web site through OneDentist.com until September 2001.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The Company's executive officer and director did not receive any compensation for the years ended January 31, 2002 or 2003 and does not currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended January 31, 2003, to the named executive officers:

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


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     No stock options have been granted to or are owned by anyone, including the Company's executive officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

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

     In November 1998, Philip J. Davis, an officer and director of the Company, and Gary A. Agron, a principal stockholder, received 580,055 shares and 594,244 shares, respectively, of the Company's common stock in exchange for cancellation of a promissory note in the aggregate principal amount of $15,000 payable by the Company to them.

     In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with Philip J. Davis, and Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totaled $8,891 as of January 31, 2003. The Company recognized $427 of interest expense during the year ended January 31, 2003 for interest accrued under the Credit Agreement.

     In July 2001, Philip J. Davis and Gary A. Agron each received 1,257,325 of the Company's common stock in consideration for payment of $7,860 in accounts payable to third parties on behalf of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.       Title
          -----------       -----

          3A                Articles of Incorporation of the Registrant  (1)

          3B                Bylaws of the Registrant  (1)

          10A Revolving Credit Agreement with Philip J. Davis and Gary A. Agron dated July 16, 2001. (2)

          99.1              Certification Pursuant to 18 U.S.C Section 1350

          (1) Incorporated by reference to the Company's Form 10-KSB filed July 5, 2001 for the year ended January 31,2001.

          (2) Incorporated by reference to the Company's Form 10-KSB filed May 2, 2002 for the year ended January 31,2002.

     b.   Reports on Form 8-K.

     On January 15, 2003 the Company filed Form 8-K reporting a change of the Company's independent auditor.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     Within the 90 days prior to the date of filing this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on April 28, 2003.

                                             IVORY CAPITAL CORPORATION



                                             By: /s/ Philip J. Davis
                                             -----------------------------------
                                             Philip J. Davis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on the date indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----


/s/ Philip J. Davis       President, Treasurer (Principal         April 28, 2003
-------------------       Accounting Officer), Secretary
Philip J. Davis           and Director

                        CERTIFICATION OF PERIODIC REPORT

     I, Philip J. Davis., Chief Financial Officer of Ivory Capital Corporation. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Annual Report on Form 10-KSB of the Company for the annual period ended January 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)); and

     (2) to my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

     Dated: April 28, 2003



                                               /s/ Philip J. Davis
                                               ----------------------
                                               Philip J. Davis
                                               Chief Financial Officer