Form 10QSB
period 2003-07-31
IVORY CAPITAL CORP
filed 2003-09-12
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended July 31, 2003

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

Common Stock, No Par Value, 4,114,600 shares as of July 31, 2003.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2003


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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   1,150
  Notes payable - stockholders                                           17,976
  Accrued interest - stockholders                                         1,002
                                                                      ---------

     Total Current Liabilities                                           20,128
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (40,988)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (20,128)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                   IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                         (A Development Stage Company)
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended             Six Months Ended       Cumulative From
                                                    July 31,                      July 31,        November 1, 1998 To
                                          --------------------------    --------------------------      July 31,
                                              2003           2002           2003           2002           2003
                                          -----------    -----------    -----------    -----------    -----------

Revenue                                   $      --      $      --      $      --      $      --      $      --

Operating expenses                              1,346          1,485          5,649          5,275         41,131
                                          -----------    -----------    -----------    -----------    -----------

       Loss From Operations                    (1,346)        (1,485)        (5,649)        (5,275)       (41,131)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --             --             --            1,194
  Interest expense                               (318)          (104)          (507)          (175)        (1,051)
                                          -----------    -----------    -----------    -----------    -----------

       Total Other Income (Expense)              (318)          (104)          (507)          (175)           143
                                          -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (1,664)        (1,589)        (6,156)        (5,450)       (40,988)

Provision for income taxes                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                         $    (1,664)   $    (1,589)   $    (6,156)   $    (5,450)   $   (40,988)
                                          ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      --      $      --      $      (.02)
                                          ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,600      4,114,600      4,114,600      2,678,734




                                    The accompanying notes are an integral
                     part of these unaudited condensed consolidated financial statements.


                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      Six Months Ended  Cumulative From
                                                           July 31,     November 1, 1998
                                                    --------------------   To July 31,
                                                      2003        2002        2003
                                                    --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss)                                 $ (6,156)   $ (5,450)   $(40,988)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                (3,436)      3,075        (788)
      Accrued interest payable                           507         175       1,002
                                                    --------    --------    --------

      Net Cash (Used) By Operating Activities         (9,085)     (2,200)    (40,774)
                                                    --------    --------    --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --        15,000
                                                    --------    --------    --------

      Net Cash Provided By Investing Activities         --          --        15,000
                                                    --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              9,085       2,200      25,774
                                                    --------    --------    --------

     Net Cash Provided By Financing Activities         9,085       2,200      25,774
                                                    --------    --------    --------

     Net Increase in Cash and Cash Equivalents          --          --          --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --          --
                                                    --------    --------    --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --      $   --
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --      $   --
    Income taxes                                        --          --          --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --      $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --          --         7,860



                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.

                                         -3-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended July 31, 2003 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2004. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2003 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of July 31, 2003, the Company had not identified any such candidates.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit No.    Title
     -----------    -----

     31.1           Certification of Chief Executive Officer and Chief Financial
                    Officer

     32.1 Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    September 12, 2003                  IVORY CAPITAL CORPORATION
                                                    (Registrant)


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