Form 10QSB
period 2003-10-31
IVORY CAPITAL CORP
filed 2003-12-11
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended October 31, 2003

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

Common Stock, No Par Value, 4,114,600 shares as of October 31, 2003.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2003


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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   2,589
  Notes payable - stockholders                                           18,324
  Accrued interest - stockholders                                         1,395
                                                                      ---------

     Total Current Liabilities                                           22,308
                                                                      ---------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (43,168)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (22,308)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========


                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                  IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                        (A Development Stage Company)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended             Nine Months Ended       Cumulative From
                                                 October 31,                    October 31,       November 1, 1998 To
                                          --------------------------    --------------------------    October 31,
                                              2003           2002           2003           2002           2003
                                          -----------    -----------    -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --      $      --      $      --

Operating expenses                              1,768          1,464          7,417          6,739         42,899
                                          -----------    -----------    -----------    -----------    -----------

       Loss From Operations                    (1,768)        (1,464)        (7,417)        (6,739)       (42,899)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --             --             --            1,194
  Interest expense                               (412)          (109)          (919)          (284)        (1,463)
                                          -----------    -----------    -----------    -----------    -----------

       Total Other Income (Expense)              (412)          (109)          (919)          (284)          (269)
                                          -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (2,180)        (1,573)        (8,336)        (7,023)       (43,168)

Provision for income taxes                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                         $    (2,180)   $    (1,573)   $    (8,336)   $    (7,023)   $   (43,168)
                                          ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      --      $      --      $      (.02)
                                          ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,600      4,114,600      4,114,600      2,751,659



                                   The accompanying notes are an integral
                    part of these unaudited condensed consolidated financial statements.


                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Cumulative From
                                                     Nine Months Ended  November 1, 1998
                                                         October 31,           To
                                                    --------------------   October 31,
                                                      2003        2002        2003
                                                    --------    --------    --------
Cash Flows From Operating Activities:
  Net income (loss)                                 $ (8,336)   $ (7,023)   $(43,168)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                (1,997)      4,122         651
      Accrued interest payable                           900         283       1,395
                                                    --------    --------    --------

      Net Cash (Used) By Operating Activities         (9,433)     (2,618)    (41,122)
                                                    --------    --------    --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --        15,000
                                                    --------    --------    --------

      Net Cash Provided By Investing Activities         --          --        15,000
                                                    --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              9,433       2,618      26,122
                                                    --------    --------    --------

      Net Cash Provided By Financing Activities        9,433       2,618      26,122
                                                    --------    --------    --------

      Net Increase in Cash and Cash Equivalents         --          --          --

      Cash and Cash Equivalents at Beginning
        of Period                                       --          --          --
                                                    --------    --------    --------

      Cash and Cash Equivalents at End
        of Period                                   $   --      $   --      $   --
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --      $   --
    Income taxes                                        --          --          --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --      $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --          --         7,860


                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.

                                         -3-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended October 31, 2003 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2004. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2003 previously filed with the Securities and Exchange Commission.

Furthermore, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of October 31, 2003, the Company had not identified any such candidates.

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

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit No.    Title
     -----------    -----

     31.1           Certification of Chief Executive Officer and Chief Financial
                    Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  December 11, 2003                   IVORY CAPITAL CORPORATION
                                                  (Registrant)



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