Form 10KSB
period 2004-01-31
IVORY CAPITAL CORP
filed 2004-04-30
CIK 841096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2004 or

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
(State or other jurisdiction                             (I.R.S. Employer
  of incorporation Number)                       Identification or organization)

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

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)
                     Name of Exchange own which registered:
                   Over the Counter Electronic Bulletin Board

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

     As of April 29, 2004, 4,114,600 shares of the Registrant's no par value Common Stock were outstanding.

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

     The aggregate market value of the Common Stock held by non affiliates as of March 31, 2004 was $7,909.

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

Introduction

Business Development

     Ivory Capital Corporation (the "Company") was formed in Colorado in May 1988 to seek and acquire a business opportunity. From May 1988 until March 1991, the Company's activities were composed of the investigation of various business opportunities. In March 1991, the Company acquired all of the outstanding shares of Accessibility Corporation of America, a Colorado corporation ("Access") and operated Access as its wholly-owned subsidiary.

     In October 1999 the Company reverse split its Common Stock on the basis of one share for each five hundred shares outstanding.

     In 1991 the Company, through its subsidiary Access, developed the infrastructure to sell franchised food carts to the developmentally challenged. Since 1992 Access ceased all business operations. The Company has had no material operations in the past twelve years.

     The Company believes that there is a demand by nonpublic corporations for non-operating corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

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

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this Form 10-KSB.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On April 15, 2003, the Registrant's no par value Common Stock was cleared to trade on an unpriced basis on the Pink Sheets LLC under the symbol IVRC. On February 11, 2004, the Common Stock was cleared to trade on the OTC Bulletin Board under the same symbol. To date, no trades have occurred.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     As of April 29, 2004, the Company has 57 holders of record of its Common Stock and 4,114,600 shares of its Common Stock outstanding.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Financial Statements                                          Page
---------------------------------                                          ----

 Independent Auditors' Report                                               F-2

 Consolidated Balance Sheet as of January 31, 2004                          F-3

 Consolidated Statements of Operations for the years ended
   January 31, 2004 and 2003 and for the cumulative period
   from November 1, 1998 to January 31, 2004                                F-4

 Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended January 31, 2004 and 2003 and for
   the period from November 1, 1998 to January 31, 2004                     F-5

 Consolidated Statements of Cash Flows for the years ended
   January 31, 2004 and 2003 and for the cumulative period
   from November 1, 1998 to January 31, 2004                                F-6

 Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ivory Capital Corporation


We have audited the accompanying consolidated balance sheet of Ivory Capital Corporation and Subsidiary as of January 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 31, 2004 and 2003 and for the cumulative period from November 1, 1988 to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivory Capital Corporation and Subsidiary as of January 31, 2004 and the results of their operations and their cash flows for the years ended January 31, 2004 and 2003 and for the cumulative period from November 1, 1998 to January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $10,499 and $8,894 for the years ended January 31, 2004 and 2003, respectively. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ Mayer Hoffman McCann P.C.
                                               -----------------------------
                                               Mayer Hoffman McCann P.C.
                                               Certified Public Accountants

Greenwood Village, Colorado
February 28, 2004

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004


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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   2,311
  Notes payable - stockholders                                           20,339
  Accrued interest - stockholders                                         1,821
                                                                      ---------

     Total Current Liabilities                                           24,471
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock: no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (45,331)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (24,471)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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


                        IVORY CAPITAL CORPORATION AND SUBSIDIARY
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Cumulative From
                                                  Year Ended January 31,   November 1, 1998 To
                                                --------------------------    January 31,
                                                    2004           2003           2004
                                                -----------    -----------    -----------
Revenue                                         $      --      $      --      $      --

Operating expenses                                    9,154          8,418         44,636
                                                -----------    -----------    -----------

   Loss From Operations                              (9,154)        (8,418)       (44,636)
                                                -----------    -----------    -----------

Other Income (Expense):
  Interest income                                      --             --            1,194
  Interest expense                                   (1,345)          (476)        (1,889)
                                                -----------    -----------    -----------

   Total Other Income (Expense)                      (1,345)          (476)          (695)
                                                -----------    -----------    -----------

Income (Loss) Before Provision For
 Income Taxes                                       (10,499)        (8,894)       (45,331)

Provision for income taxes                             --             --             --
                                                -----------    -----------    -----------

Net Income (Loss)                               $   (10,499)   $    (8,894)   $   (45,331)
                                                ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted Share
  of Common Stock                               $      --      $      --      $      (.02)
                                                ===========    ===========    ===========

Weighted Average Number of Basic and Diluted
  Common Shares Outstanding                       4,114,600      4,114,600      2,818,577







                     The accompanying notes are an integral
                part of these consolidated financial statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003 AND FOR THE
                PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2004


                                                      Common Stock
                                                 ---------------------  Accumulated
                                                  Shares       Amount     Deficit
                                                 ---------   ---------   ---------

Balance at November 1, 1998                        425,650   $  98,000   $(100,000)

Issuance of common stock for note receivable
  ($.013 per share) in November 1998             1,174,299      15,000        --

Net income                                            --          --           302
                                                 ---------   ---------   ---------

Balance at January 31, 1999                      1,599,949     113,000     (99,698)

Net income (loss)                                     --          --        (9,764)
                                                 ---------   ---------   ---------

Balance at January 31, 2000                      1,599,949     113,000    (109,462)

Net income (loss)                                     --          --        (4,297)
                                                 ---------   ---------   ---------

Balance at January 31, 2001                      1,599,949     113,000    (113,759)

Common stock issued for payment of accounts
  payable to stockholders ($.003 per share) in
  July 2001                                      2,514,651       7,860        --

Net income (loss)                                     --          --       (12,179)
                                                 ---------   ---------   ---------

Balance at January 31, 2002                      4,114,600     120,860    (125,938)

Net income (loss)                                     --          --        (8,894)
                                                 ---------   ---------   ---------

Balance at January 31, 2003                      4,114,600     120,860    (134,832)

Net income (loss)                                     --          --       (10,499)
                                                 ---------   ---------   ---------

Balance at January 31, 2004                      4,114,600   $ 120,860   $(145,331)
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


                            IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Cumulative From
                                                          Year Ended January 31,   November 1, 1998 To
                                                         ------------------------      January 31,
                                                           2004            2003            2004
                                                         --------        --------        --------
Cash Flows From Operating Activities:
  Net income (loss)                                      $(10,499)       $ (8,894)       $(45,331)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                     (2,275)          2,518             373
      Accrued interest payable                              1,326             427           1,821
                                                         --------        --------        --------

      Net Cash (Used) By Operating Activities             (11,448)         (5,949)        (43,137)
                                                         --------        --------        --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable                   --              --            15,000
                                                         --------        --------        --------

      Net Cash Provided By Investing Activities              --              --            15,000
                                                         --------        --------        --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                                  11,448           5,949          28,137
                                                         --------        --------        --------

      Net Cash Provided By Financing Activities            11,448           5,949          28,137
                                                         --------        --------        --------

      Net Increase in Cash and Cash Equivalents              --              --              --

      Cash and Cash Equivalents at Beginning of Period       --              --              --
                                                         --------        --------        --------

      Cash and Cash Equivalents at End of Period         $   --          $   --          $   --
                                                         ========        ========        ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             $   --          $   --          $   --
    Income taxes                                             --              --              --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                      $   --          $   --          $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                      --              --             7,860



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

       Recently Issued Accounting Standards
       ------------------------------------
          In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company's financial position or results of operations.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company's financial statements.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

       Recently Issued Accounting Standards (Continued)
       ------------------------------------------------
          In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company's financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company's financial position or results of operations.

2.   Related Party Transactions
     --------------------------
          In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the Company's President and with a stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totaled $20,339 as of January 31, 2004. The Company recognized $1,345 and $427 of interest expense during the years ended January 31, 2004 and 2003, respectively for interest accrued under the Credit Agreement.

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

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Income Taxes
     ------------
          The components of the provision for income taxes are as follows:

                                                         2004       2003
                                                        ------     ------
            Current:
              Federal                                   $ --       $ --
              State                                       --         --
                                                        ------     ------

              Total                                       --         --
                                                        ------     ------

            Deferred:
              Federal                                     --         --
              State                                       --         --
                                                        ------     ------

              Total                                       --         --
                                                        ------     ------

            Total Provision For Income Taxes            $ --       $ --
                                                        ======     ======


          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                          2004    2003
                                                          ----    ----

            Federal statutory rate                        (34)%   (34)%
            State income taxes, net of federal benefits    (3)     (3)
            Valuation allowance                            37      37
                                                          ----    ----

            Total                                           --%     --%
                                                          ====    ====

          Significant components of deferred income taxes as of January 31, 2004 are as follows:

            Net operating loss carryforward                $ 24,000
                                                           --------

            Total Deferred Tax Asset                         24,000

            Less valuation allowance                        (24,000)
                                                           --------

            Net Deferred Tax Asset                         $   --
                                                           ========

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $24,000 as of January 31, 2004 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,000 for the year ended January 31, 2004. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          As of January 31, 2004 the Company had federal net operating loss carryforwards of approximately $145,000. Such carryforwards expire through the year 2024.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

Name                          Age                         Position
----                          ---                         --------
Philip J. Davis               47             Chief Executive Officer, Treasurer,
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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The Company's executive officer and director did not receive any compensation for the years ended January 31, 2003 or 2004 and does not currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended January 31, 2004, to the named executive officers:

Individual Grants
                                  % of Total Options
                        Options       Granted to         Exercise    Expiration
Name                    Granted    Employees in Year       Price        Date
----                    -------    -----------------       -----        ----

Philip J. Davis           -0-             0%                 --          --
Chief Executive Officer

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

     In July 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with Philip J. Davis, and Gary A. Agron a principal stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totaled $20,339 as of January 31, 2004. The Company recognized $1,345 of interest expense during the year ended January 31, 2004 for interest accrued under the Credit Agreement.

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

          10A Revolving Credit Agreement with Philip J. Davis and Gary A. Agron dated July 16, 2001. (2)

          14.1      Code of Ethics

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1) Incorporated by reference to the Company's Form 10-KSB filed July 5, 2001 for the year ended January 31, 2001.

          (2) Incorporated by reference to the Company's Form 10-KSB filed May 2, 2002 for the year ended January 31, 2002.

     b.   Reports on Form 8-K.

          No Reports on Form 8-K were filed during the period covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The following table shows fees paid or accrued by Ivory Capital for the audit and other services provided by the Company's accountants for the fiscal years ended January 31, 2004 and 2003.

                                                           2004           2003
                                                          ------         ------
Audit fees for the years ended January 31 and fees
for the review of financial statements included in
quarterly reports on Form 10-QSB                          $6,520         $5,600

Audit related fees                                          -0-            -0-

Tax fees                                                    -0-            -0-

Other services fees                                         -0-            -0-
                                                          ------         ------

Total                                                     $6,520         $5,600
                                                          ======         ======

All services described above were approved by the Board of Directors, as Ivory Capital does not have an Audit Committee.

The Board of Directors is responsible for reviewing and pre-approving both audit permissible non-audit services to be provided by the independent accountant. The pre-approval duty may be delegated to one or more designated members of the Board of Directors, provided that any pre-approval given by such delegate(s) must be reported to the Board of Directors at its next regularly scheduled meeting.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on April 29, 2004.

                                           IVORY CAPITAL CORPORATION



                                        By: /s/ Philip J. Davis
                                        ----------------------------------------
                                        Philip J. Davis, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on the date indicated.

    Signature                         Title                            Date
    ---------                         -----                            ----


/s/ Philip J. Davis      Chief Executive Officer, Treasurer       April 29, 2004
-------------------      (Principal Accounting Officer),
Philip J. Davis          Secretary and Director