Form 10QSB
period 2004-04-30
IVORY CAPITAL CORP
filed 2004-06-14
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended April 30, 2004

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
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

Common Stock, No Par Value, 4,114,600 shares as of April 30, 2004.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   4,938
  Notes payable - stockholders                                           22,563
  Accrued interest - stockholders                                         2,257
                                                                      ---------

     Total Current Liabilities                                           29,758
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock: no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock: no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (50,618)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (29,758)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========



                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Three Months Ended       Cumulative From
                                                   April  30,        November 1, 1998 To
                                          --------------------------      April 30,
                                              2004           2003           2004
                                          -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --

Operating expenses                              4,837          4,303         49,473
                                          -----------    -----------    -----------

       Loss From Operations                    (4,837)        (4,303)       (49,473)
                                          -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --            1,194
  Interest expense                               (450)          (189)        (2,339)
                                          -----------    -----------    -----------

       Total Other Income (Expense)              (450)          (189)        (1,145)
                                          -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (5,287)        (4,492)       (50,618)

Provision for income taxes                       --             --             --
                                          -----------    -----------    -----------

Net Income (Loss)                         $    (5,287)   $    (4,492)   $   (50,618)
                                          ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      (.02)
                                          ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,600      2,876,637




                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                       IVORY CAPITAL CORPORATION AND SUBSIDIARY
                             (A Development Stage Company)
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     Three Months Ended     Cumulative From
                                                          April 30,       November 1, 1998 To
                                                    --------------------       April 30,
                                                      2004        2003           2004
                                                    --------    --------       --------
Cash Flows From Operating Activities:
  Net income (loss)                                 $ (5,287)   $ (4,492)      $(50,618)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                 2,627       2,105          3,000
      Accrued interest                                   436         189          2,257
                                                    --------    --------       --------

      Net Cash (Used) By Operating Activities         (2,224)     (2,198)       (45,361)
                                                    --------    --------       --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --           15,000
                                                    --------    --------       --------

      Net Cash Provided By Investing Activities         --          --           15,000
                                                    --------    --------       --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              2,224       2,198         30,361
                                                    --------    --------       --------

      Net Cash Provided By Financing Activities        2,224       2,198         30,361
                                                    --------    --------       --------

      Net Increase in Cash and Cash Equivalents         --          --             --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --             --
                                                    --------    --------       --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --         $   --
                                                    ========    ========       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --         $   --
    Income taxes                                        --          --             --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --         $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --          --            7,860


                        The accompanying notes are an integral
         part of these unaudited condensed consolidated financial statements.

                                          -3-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended April 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2004 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of April 30, 2004, the Company had not identified any such candidates.

Results of Operations

     The Company has been inactive since 1992, and had no revenue during the period. Expenses were limited to legal and accounting fees and related administrative expenses necessary to maintain the corporate existence of the Company and to meet its periodic reporting requirements with the Securities and Exchange Commission. The Company's assets and liabilities were negligible throughout the period indicated. Comparisons of revenue, expenses, assets and liabilities are not relevant as the amounts are negligible and the variances between periods simply reflect minimal professional and related expenses during the period.

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


Date:  June 14, 2004                      IVORY CAPITAL CORPORATION
                                          (Registrant)


                                          /s/ Philip J. Davis
                                          -------------------
                                          Philip J. Davis
                                          Chief Executive Officer, Treasurer
                                          (Principal Accounting Officer),
                                          Secretary and Director