Form 10QSB
period 2004-07-31
IVORY CAPITAL CORP
filed 2004-09-14
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended July 31, 2004

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

                               Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 4,114,600 shares as of July 31, 2004.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2004




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
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   3,565
  Notes payable - stockholders                                           25,772
  Accrued interest - stockholders                                         2,726
                                                                      ---------

     Total Current Liabilities                                           32,063
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (52,923)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (32,063)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
                                                                      =========





                     The accompanying notes are an integral
      part of these unaudited condensed consolidated financial statements.


                                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended              Six Months Ended       Cumulative From
                                                   July 31,                      July 31,          November 1, 1998 To
                                          --------------------------    --------------------------      July 31,
                                              2004           2003           2004           2003           2004
                                          -----------    -----------    -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --      $      --      $      --

Operating expenses                              1,645          1,346          6,482          5,649         51,118
                                          -----------    -----------    -----------    -----------    -----------

       Loss From Operations                    (1,645)        (1,346)        (6,482)        (5,649)       (51,118)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --             --             --            1,194
  Interest expense                               (660)          (318)        (1,110)          (507)        (2,999)
                                          -----------    -----------    -----------    -----------    -----------

       Total Other Income (Expense)              (660)          (318)        (1,110)          (507)        (1,805)
                                          -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (2,305)        (1,664)        (7,592)        (6,156)       (52,923)

Provision for income taxes                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                         $    (2,305)   $    (1,664)   $    (7,592)   $    (6,156)   $   (52,923)
                                          ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share of Common Stock                    $      --      $      --      $      --      $      --      $      (.02)
                                          ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,600      4,114,600      4,114,600      2,876,637




                                     The accompanying notes are an integral
                      part of these unaudited condensed consolidated financial statements.


                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Cumulative From
                                                      Six Months Ended   November 1, 1998
                                                          July 31,             To
                                                    --------------------     July 31,
                                                      2004        2003        2004
                                                    --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss)                                 $ (7,592)   $ (6,156)   $(52,923)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                 1,254      (3,436)      1,627
      Accrued interest payable                           905         507       2,726
                                                    --------    --------    --------

      Net Cash (Used) By Operating Activities         (5,433)     (9,085)    (48,570)
                                                    --------    --------    --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --        15,000
                                                    --------    --------    --------

      Net Cash Provided By Investing Activities         --          --        15,000
                                                    --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              5,433       9,085      33,570
                                                    --------    --------    --------

      Net Cash Provided By Financing Activities        5,433       9,085      33,570
                                                    --------    --------    --------

      Net Increase in Cash and Cash Equivalents         --          --          --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --          --
                                                    --------    --------    --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --      $   --
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --      $   --
    Income taxes                                        --          --          --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --      $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --          --         7,860



                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.

                                        -3-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended July 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2004 previously filed with the Securities and Exchange Commission.

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

Subsequent Event

On August 1, 2004, the Company modified its revolving credit agreement. The modification increased the total loan amount to $40,000. Additionally, the lenders were granted conversion rights whereby at anytime during the term of the credit agreement, the lenders may convert part or the entire principal and any accrued but unpaid interest to shares of the Company's common stock at the rate of $0.01 per share.

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of July 31, 2004, the Company had not identified any such candidates.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit No.    Title
         -----------    -----

          31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

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


Date:  September 14, 2004                    IVORY CAPITAL CORPORATION
                                                   (Registrant)



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