Form 10QSB
period 2004-10-31
IVORY CAPITAL CORP
filed 2004-12-14
CIK 841096

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended October 31, 2004

                        Commission file number: 33-24967


                            IVORY CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Colorado                                               84-1087170
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             5459 South Iris Street
                               Littleton, Colorado                 80123
                     --------------------------------------       --------
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

Common Stock, No Par Value, 4,114,600 shares as of October 31, 2004.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2004


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
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $   5,516
  Notes payable - stockholders                                           25,892
  Accrued interest - stockholders                                         3,248
                                                                      ---------

     Total Current Liabilities                                           34,656
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock: no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 800,000,000 shares
   authorized, 4,114,600 shares issued and outstanding                  120,860
  Accumulated deficit                                                  (100,000)
  Deficit accumulated during the development stage                      (55,516)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (34,656)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $    --
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



                                       IVORY CAPITAL CORPORATION AND SUBSIDIARY
                                             (A Development Stage Company)
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                     Cumulative From
                                              Three Months Ended            Nine Months Ended      November 1, 1998 To
                                                  October 31,                   October 31,           October 31,
                                              -------------------           -------------------
                                              2004           2003           2004           2003           2004
                                          -----------    -----------    -----------    -----------    -----------
Revenue                                   $      --      $      --      $      --      $      --      $      --

Operating expenses                              1,908          1,768          8,390          7,417         53,026
                                          -----------    -----------    -----------    -----------    -----------

       Loss From Operations                    (1,908)        (1,768)        (8,390)        (7,417)       (53,026)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest income                                --             --             --             --            1,194
  Interest expense                               (685)          (412)        (1,795)          (919)        (3,684)
                                          -----------    -----------    -----------    -----------    -----------

       Total Other Income (Expense)              (685)          (412)        (1,795)          (919)        (2,490)
                                          -----------    -----------    -----------    -----------    -----------

Income (Loss) Before Provision
 For Income Taxes                              (2,593)        (2,180)       (10,185)        (8,336)       (55,516)

Provision for income taxes                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Income (Loss)                         $    (2,593)   $    (2,180)   $   (10,185)   $    (8,336)   $   (55,516)
                                          ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Basic and Diluted
 Share Of Common Stock                    $      --      $      --      $      --      $      --      $      (.02)
                                          ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          4,114,600      4,114,600      4,114,600      4,114,600      2,980,653


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

                                                          -3-



                      IVORY CAPITAL CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Cumulative
                                                                             From
                                                     Nine Months Ended     November 1,
                                                         October 31,        1998 To
                                                    --------------------   October 31,
                                                      2004        2003        2004
                                                    --------    --------    --------
Cash Flows from Operating Activities:
  Net income (loss)                                 $(10,185)   $ (8,336)   $(55,516)
  Adjustments to reconcile net income (loss)
   to net cash (used) by operating activities:
    Changes in assets and liabilities:
      Accounts payable                                 3,205      (1,997)      3,578
      Accrued interest payable                         1,427         900       3,248
                                                    --------    --------    --------

      Net Cash (Used) By Operating Activities         (5,553)     (9,433)    (48,690)
                                                    --------    --------    --------

Cash Flows From Investing Activities:
  Receipt of principal on notes receivable              --          --        15,000
                                                    --------    --------    --------

      Net Cash Provided By Investing Activities         --          --        15,000
                                                    --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from borrowing                              5,553       9,433      33,690
                                                    --------    --------    --------

      Net Cash Provided By Financing Activities        5,553       9,433      33,690
                                                    --------    --------    --------

      Net Increase in Cash and Cash Equivalents         --          --          --

     Cash and Cash Equivalents at Beginning
       of Period                                        --          --          --
                                                    --------    --------    --------

     Cash and Cash Equivalents at End
       of Period                                    $   --      $   --      $   --
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $   --      $   --      $   --
    Income taxes                                        --          --          --

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Issuance of common stock for a
    note receivable                                 $   --      $   --      $ 15,000
   Issuance of common stock for payment
    of accounts payable to stockholders                 --          --         7,860


                       The accompanying notes are an integral
        part of these unaudited condensed consolidated financial statements.

                                         -4-

                    IVORY CAPITAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended October 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 2005. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2004 previously filed with the Securities and Exchange Commission.

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

Item 2.   Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of October 31, 2004, the Company had not identified any such candidates.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.    Title
     -----------

        31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Date:    December 14, 2004                  IVORY CAPITAL CORPORATION
                                                   (Registrant)



                                            /s/  Philip J. Davis
                                            -----------------------------------
                                                 Philip J. Davis
                                                 Chief Executive Officer,
                                                 Treasurer
                                                 (Principal Accounting Officer),
                                                 Secretary and Director