Form 10KSB
period 2005-01-31
IVORY CAPITAL CORP
filed 2005-04-26
CIK 841096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended January 31, 2005

OR

Transition Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 033-24967

Ivory Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1087170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13950 Ballantyne Corporate Place, Suite 325

Charlotte, North Carolina 28277

(Address of principal executive offices, including zip code)

(704) 341-1516

(Issuer’s telephone number)

Securities Registered under Section 12(b) of the Act: None

Securities Registered under Section 12(g) of the Act: No Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The registrant’s revenues for its most recent fiscal year were negligible.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on April 1, 2005 was approximately $62,339,043. This calculation is based on the average of the bid and asked prices of the registrant’s common stock on April 1, 2005, and excludes shares held by each officer and director and by each person known to the registrant who owns 5% or more of the registrant’s outstanding common stock. However, this determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 26, 2005, 111,317,378 shares of the registrant’s no par value common stock were outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company’s periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development

Ivory Capital Corporation (the “Company”) was formed in Colorado in May 1988 to seek and acquire a business opportunity. The Company has had no material operations in the past seventeen years.

The Company has operated under the belief that there is a demand by nonpublic corporations for non-operating corporations that have a public distribution of securities, such as the Company. The Company believed that demand for such shell corporations increased dramatically since the Securities and Exchange Commission (the “Commission”) imposed additional requirements upon “blank check” companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the “Act”). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to be a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation substantially decreased the number of “blank check” offerings filed with the Commission, and as a result stimulated an increased demand for shell corporations.

On February 11, 2005, pursuant to an Agreement and Plan of Merger dated January 17, 2005 by and among the Company, Chelsea Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Chelsea Therapeutics, Inc., a Delaware corporation (“Chelsea”), Chelsea Acquisition Corp. was merged with and into Chelsea, and Chelsea became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company, which previously had no material operations, acquired the business of Chelsea.

Each outstanding share of common stock and Series A preferred stock of Chelsea was converted into approximately 10.563 shares of the common stock of the Company. All outstanding options and warrants to purchase either common stock or Series A preferred stock of Chelsea were assumed by the Company and converted into options and warrants to purchase shares of common stock of the Company at a rate of approximately 10.563 shares of Company stock for each share of Chelsea common stock or Series A preferred stock. The Merger resulted in a change of control of the Company, with the former shareholders of Chelsea owning approximately 84.68% of the Company’s outstanding common stock, or approximately 96.75% assuming the conversion of all outstanding warrants and options.

General

After the Merger was completed on February 11, 2005, the surviving entity was the Company, however, management of Chelsea will operate the Company.

Specifically, the terms of the Merger provided that the sole officer and director of the Company would be replaced by the officers and directors of Chelsea. Further, having had no significant business activity for a number of years, upon the effective time of the Merger, the Company adopted the business plan of Chelsea. The transaction was therefore accounted for as a reverse acquisition with Chelsea as the acquiring party and Ivory Capital as the acquired party, in substance, a reorganization of Chelsea.

Operation of the Company

Throughout the year ended January 31, 2005, the Company focused its efforts on its search throughout the United States for a merger/acquisition candidate. As a result of the Merger with Chelsea, the Company’s corporate headquarters and principal place of business have been relocated to 13950 Ballanytyne Corporate Place, Suite 325, Charlotte, North Carolina 28277. All corporate records were transferred to and will be maintained at said office, and it is anticipated that all shareholders’ meetings will take place in North Carolina. Also, as a result of the Merger, the Company adopted the business plan of Chelsea.

Since inception in 2002, Chelsea has focused primarily on acquiring and developing pharmaceutical technologies and biotechnology, raising capital and recruiting personnel. Chelsea is a development stage company and has generated no revenues since inception. Chelsea does not anticipate generating any product revenue until approvals are successfully obtained from the U.S. Food and Drug Administration (FDA) or equivalent foreign regulatory bodies to begin selling pharmaceutical/biotech candidates.

Developing pharmaceutical products is a lengthy and expensive process. Even if unforeseen safety issues are not encountered during the course of developing currently licensed product candidates, regulatory approval to market them is not anticipated to be obtained until approximately 2008 or 2009. Currently, development expenses are being funded with proceeds from a private equity financing completed in December 2004. To the extent Chelsea is successful in acquiring additional product candidates for the development pipeline and as products are moved into more extensive clinical trials, the need to finance research and development costs will continue to increase. Accordingly, success depends not only on the safety and efficacy of the product candidates, but also on the ability to finance the development of such products.

Chelsea has retained a management team with leading core competencies and expertise in numerous fields, including manufacturing, research, clinical, regulatory and business development. Management and advisors are comprised of experienced pharmaceutical and biotechnology industry veterans and respected experts. Chelsea is led by Chief Executive Officer, Dr. Simon Pedder, formerly Vice President, Pharmaceutical Business, Oncology at Hoffmann-La Roche Inc., who has over 15 years of senior pharmaceutical management experience, including drug development and business experience. During this time at Roche, Dr. Pedder was responsible for a number of global development programs, successful registrations and product launches.

Not an “Investment Adviser”

The Company was and is not an “investment adviser” under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company did not and will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an “Investment Company”

The Company did not and does not intend to engage primarily in the purchasing or exchanging the securities of businesses and is not registered as an “investment company” under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company has and must continue to conduct its activities so as to avoid becoming inadvertently classified as a transient “investment company” under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an “investment company” which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than United States government securities or securities of majority-owned subsidiaries”) the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exemption from the definition of “investment company.”

The Company’s Office

As of the date of the Merger, the Company’s office was relocated from 5459 South Iris Street, Littleton, Colorado 80123, to 13950 Ballantyne Corporate Place, Suite 325, Charlotte, North Carolina 28277, and its telephone number was changed to (704) 341-1516.

Competition

During the year ended January 31, 2005, the Company was an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company.

As a result of the Merger and the adoption of the business plan of Chelsea, the Company will be competing with other pharmaceutical companies including, but not limited to, Abbott Laboratories, Amgen, Aventis, Barr Laboratories, Boehringer Ingelheim Pharma, Hoffmann-La Roche, Johnson & Johnson, Mylan Laboratories, Bristol-Myers Squibb, Celltech and Genentech. Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than the Company will have. These organizations also compete to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Employees

For the year ended January 31, 2005, the Company had no salaried employees and none of its officers, directors or principal stockholders received any compensation for any assistance provided to the Company. Immediately following the Merger, the Company had a total of six employees. The Company believes the relationships with its employees are satisfactory and anticipates that other highly skilled personnel will need to be identified, attracted, trained and retained. Hiring for such personnel is competitive, and there can be no assurance that key employees can be retained or that qualified personnel necessary for the development of the business can be attracted, assimilated or retained.

Reports to Security Holders

The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended January 31, 2005, the Company was provided rent-free office space by an officer and director of the Company at 5459 South Iris Street, Littleton, Colorado 80123. The Company was not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

As of the date of the Merger, the Company’s offices were relocated to Charlotte, North Carolina where the Company leases 3,916 square feet of office space. This lease currently requires monthly payments of approximately $4,487, which increase to approximately $4,621 in June 2005. The lease expires June 30, 2006. The Company owns no real property and believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings has been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2003, the Company’s no par value common stock was cleared to trade on an unpriced basis on the Pink Sheets LLC under the symbol “IVRC.” On February 11, 2004, the common stock was cleared to trade on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low bid and ask prices for shares of the Company’s common stock, as reported by the OTC Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. Trading on the Company’s common stock has been sporadic, exemplified by the low trading volume and many days upon which no trades occurred.

	Fiscal year ended January 31,
	2004		2005
	High	Low	High	Low
First quarter, ended April 30	*	*	*	*
Second quarter, ended July 31	*	*	*	*
Third quarter, ended October 31	*	*	$0.15	$0.05
Fourth Quarter, ended January 31	*	*	$4.00	$0.05

It is the Company’s intention to apply for listing on the American Stock Exchange in the near future, although the Company can not guarantee that it will apply for such listing or that such application for listing will be accepted by the American Stock Exchange.

Holders

As of April 1, 2005, the Company had approximately 175 holders of record of its common stock.

Dividends

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business operation and development, and therefore does not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company had no securities authorized for issuance under an equity compensation plans as of January 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company was inactive from 1992 until the Merger in February 2005, and had no revenue during the year ended January 31, 2005. Expenses were limited to legal and accounting fees and related administrative expenses necessary to maintain the corporate existence of the Company. The Company’s assets and liabilities were negligible throughout the period indicated. Comparisons of revenue, expenses, assets and liabilities are not relevant as the amounts are negligible and the variances between periods simply reflect minimal professional and related expenses during the period.

Liquidity and Capital Resources

During the year ended January 31, 2005, the Company relied on loans funded by major stockholders to support its operating activities. As a result of the Merger, continued operations will depend on the ability to raise funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that is obtained will be sufficient to meet the Company’s needs in the long term. Through the date of the Merger, virtually all of the financing for Chelsea was private placement of preferred stock and debt financing. Operations will continue to be funded from cash on hand and through similar sources of capital, which may include public or private financing activities. No assurances can be given that any additional capital that may be obtained will be sufficient to meet the continuing needs of the Company. Based on resources available as of the date of the Merger, it is believed that additional equity or debt financing will be needed during 2006 to be able to sustain operations and that additional financing will be needed thereafter until profitability can be achieved, if ever.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is included in this Report at pages F-1 through F-10. See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 11, 2005, pursuant to approval by the Company’s board of directors, Mayer Hoffman McCann P.C. was dismissed as the Company’s independent registered public accounting firm, after Mayer Hoffman completed the audit for Ivory Capital for the fiscal year ended January 31, 2005. The board of directors determined that because the financial statements of Ivory Capital are tantamount to the financial statements of Chelsea, for reasons of continuity, J.H. Cohn LLP, the independent registered public accounting firm of Chelsea prior to the Merger, should become the Company’s independent registered public accounting firm.

Mayer Hoffman’s reports on Ivory Capital’s financial statements for the fiscal years ended January 31, 2004 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that each report contained a fourth explanatory paragraph describing going concern contingencies.

During Ivory Capital’s two most recently completed fiscal years, and through the date of the Merger, there were no disagreements between Ivory Capital and Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to Mayer Hoffman ‘s satisfaction, would have caused the firm to make reference to the subject matter in connection with its reports on Ivory Capital’s financial statements for either such fiscal year or for any reporting period since Ivory Capital’s last fiscal year-end. During Ivory Capital’s two most recently completed fiscal years, and through the date of the Merger, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 11, 2005, the Company retained J.H. Cohn LLP to be its principal independent registered public accounting firm. During the two most recent fiscal years and to February 11, 2005, the Company has not consulted with J.H. Cohn regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to us or oral advice was provided that J.H. Cohn concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of the Company’s executive officers and directors as of April 1, 2005.

Each of the executive officers and directors named below were officers or directors of Chelsea prior to the Merger, which occurred on February 11, 2005, and now hold the same positions with the Company. Until the Merger, Philip J. Davis was the Company’s Chief Executive Officer Treasurer, Secretary and a director of the Company since November 1998. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a director of Mizar Energy Company, a corporation formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. From August 1996 to April 2000, Mr. Davis was the President and a director of Medical Management Systems, Inc., an inactive reporting corporation. From October 2001 to April 2003, Mr. Davis was President, Chief Financial Officer and sole director of OneDentist Resources, Inc., a corporation which operated an on-line dental website through OneDentist.com until September 2001.

Name	Age	Position
Simon Pedder	44	President, Chief Executive Officer and Director
J. Nick Riehle	52	Vice President, Administration and Chief Financial Officer
L. Arthur Hewitt	51	Vice President, Drug Development
Michael Weiser	42	Chairman of the Board
Kevan Clemens	60	Director
Neil Herskowitz	48	Director
Johnson Y.N. Lau	44	Director
Jason Stein	32	Director
David Tanen	33	Director

Simon Pedder, Ph.D. – President, Chief Executive Officer and Director. Dr. Pedder joined Chelsea from Hoffmann-La Roche Inc. in April 2004 where he was Vice President of Pharmaceutical Business, Oncology and an executive officer since February 2003. Prior to that he served as the Vice President, Drug Development at Hoffmann-La Roche from May 2001 until December 2002 and as Director, Pharmaceutical Business, Pharmaceutical Development and Project Management from May 1994 until May 2001. While at Hoffmann-La Roche, Dr. Pedder was in charge of the development of Pegasys and Copegus, which have combined annual worldwide sales of over $1 billion, and oversaw a number of successful NDAs. Dr. Pedder has his Ph.D. in Pharmacology from the College of Medicine at the University of Saskatchewan in Canada.

J. Nick Riehle, MBA – Vice President, Administration and Chief Financial Officer. Mr. Riehle has been Chelsea’s Vice President, Administration and Chief Financial Office since July 2004. Prior to that he served as Chief Financial Officer at HAHT Commerce, Inc., a software company, from August 1996 until June 2003. Prior to that, Mr. Riehle served in various roles at Nortel Networks and IBM. Mr. Riehle has his Bachelor of Commerce from McGill University, his MBA from York University and earned a Certified Management Accountant (CMA) designation in Ontario, Canada.

L. Arthur Hewitt, Ph.D. – Vice President, Drug Development. Dr. Hewitt has been Chelsea’s Vice President, Drug Development since May 2004. Prior to that he served as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003 and as Director of Scientific Affairs for Amgen Canada from July 1991 until November 2000. During his years at Amgen, Dr. Hewitt oversaw the approval of Neupogen, Stemgen and Infergen. Dr. Hewitt obtained his Ph.D. in Pharmacology from the Medical School at the University of Montreal.

Michael Weiser, M.D., Ph.D. – Chairman of the Board. Dr. Weiser has served on Chelsea’s board of directors since its inception in April 2002, and also served as Chelsea’s President from April 2002 until October 2003. Dr. Weiser has been the Director of Research of Paramount Capital Asset Management, Inc., New York, since July 1998. Dr. Weiser currently serves as a director of Manhattan Pharmaceuticals, Inc., VioQuest Pharmaceuticals, Inc. and Hana Biosciences, Inc. all publicly traded pharmaceutical companies. He also serves as a director of ZIOPHARM, Inc., and several other privately held biotechnology companies. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine, where he also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience.

Kevan Clemens, Ph.D. – Director. Dr. Clemens has served on Chelsea’s board of directors since September 2004. In June 2004, Dr. Clemens retired after 30 years in the pharmaceutical industry. He was employed by Hoffmann-La Roche Inc. since May 1978, most recently as their Executive Vice President of Pharmaceutical Business. Prior to that he was Global Head of Specialty Care, Global Head of Project Management and the Head of Clinical Operations for North and South America. Previously, Dr. Clemens worked for over 20 years at Syntex as the Head of Pharmacoeconomics and in multiple positions in the sales and marketing divisions. Dr. Clemens obtained his Ph.D. in Chemistry from the University of London.

Neil Herskowitz - Director. Mr. Herskowitz has served on Chelsea’s board of directors since September 2004. He has served as the Managing Member of ReGen Partners LLC, an investment fund located in New York, and as the President of its affiliate, Riverside Claims LLC since June 1998. Mr. Herskowitz currently serves as a director of Manhattan Pharmaceuticals, Inc., a publicly traded pharmaceutical company. He also serves on the board of directors of Starting Point Services for Children, a not-for-profit corporation, and of Vacation Village, a 220-unit development in Sullivan County, New York. Mr. Herskowitz received a B.B.A. in Finance from Bernard M. Baruch College in 1978.

Johnson Y.N. Lau, M.B.B.S., M.D., F.R.C.P. – Director. Dr Lau has been a member of Chelsea’s board of directors since September 2004. He currently serves as the Chairman of Kinex Pharmaceuticals, LLC, a position he has held since December 2003. Prior to that, Dr. Lau served in various capacities at Ribapharm Inc. from August 2000 until January 2003, including Chairman, President and Chief Executive Officer. Previously he was the Senior Vice President and Head of Research and Development at ICN Pharmaceuticals and Senior Director of Antiviral Therapy at Schering-Plough Research Institute. He has published over 200 scientific papers and 40 reviews and editorials in leading academic journals and was elected as a Fellow, Royal College of Physicians in 2004. Dr. Lau holds an M.B.B.S. and M.D. from the University of Hong Kong and the degrees of M.R.C.P. and F.R.C.P. from the Royal College of Physicians.

Jason Stein, M.D. – Director. Dr. Stein has served on Chelsea’s board of directors since June 2004. Dr. Stein has served as the Senior Analyst at Paramount Capital Asset Management, Inc. since January 2000, where he is responsible for medical, scientific and financial research of pharmaceutical products and technologies. Dr. Stein is also an officer and/or director of several other privately held development-stage biotechnology companies. Dr. Stein received his B.A. from the University of Michigan and M.D. from Saba University.

David M. Tanen, J.D. – Director. Mr. Tanen has served on Chelsea’s board of directors since its inception in April 2002, and also as the Secretary for Chelsea from April 2002 until December 2005. Mr. Tanen has served as a partner with Two Rivers Group Holdings, LLC, a venture capital firm focusing on investments in pharmaceutical and other healthcare related companies, since September 2004. From July 1996 through September 2004, Mr. Tanen served as an associate director and General Counsel of

Paramount Capital Inc., an NASD member broker/dealer. Mr. Tanen also serves as a member of the board of directors of VioQuest Pharmaceuticals, Inc. and Manhattan Pharmaceuticals, Inc., both publicly traded pharmaceutical companies, and as an officer and/or director of several other privately held development-stage biotechnology companies. Mr. Tanen received his B.A. degree from George Washington University and his J.D. degree from Fordham University School of Law.

Other Key Employees

Michael Roberts, Ph.D. – Director of Business Development. Dr. Roberts joined Chelsea from Nektar Therapeutics, where he was Director of Business Development for their molecule engineering technology. Previously, he was Manager of Biopharmaceutical Research at Shearwater Corporation, where he led and was successful in the development of preclinical drug candidates from initial stages of research through Phase I clinical studies. Dr. Roberts obtained his Ph.D. in Materials Science from the University of Alabama in Huntsville and B.S. in Chemical Engineering from Pennsylvania State University.

Cameron Szakacs, Ph.D. – Director of Drug Development. Dr. Szakacs also joined Chelsea from Nektar, where he was responsible for running preclinical programs (including toxicology, safety, pharmacology and proof-of-concept efficacy studies) supporting the development of molecules employing their proprietary technology. Previously, Dr. Szakacs oversaw clinical development programs for Endpoint Research, a Canadian clinical research organization, as a Project Director with an emphasis on oncology molecules. Previously, he had worked for five years with Hoffmann La-Roche in numerous capacities within their development organization. Dr. Szakacs also taught and conducted both animal and human pharmacology research at the University of Saskatchewan, where he received his Ph.D. in Pharmacology.

Board and Committee Matters

The board of directors shall consist of up to seven members and such number may be changed from time to time by resolution of the board. Directors serve in such capacity until his or her term expires, his or her earlier death, a successor is elected and qualified or until the director resigns or is removed. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office. There are no family relationships between any of the directors or executive officers of the Company.

The board of directors of the Company has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. The board may also establish other committees from time to time to assist in the discharge of its responsibilities.

The audit committee is comprised of Mr. Herskowitz (Chairman), Dr. Clemens and Dr. Lau. The board of directors has determined that Dr. Lau qualifies as an “audit committee financial expert,” as that term is defined by SEC regulations. Dr. Lau has experience as the principal executive officer of a publicly held company listed on the New York Stock Exchange. The audit committee provides assistance to the board of directors in its oversight of the integrity of financial statements, the qualifications and independence of the Company’s independent registered public accounting firm, the performance of the Company’s internal audit functions, the procedures undertaken by the independent registered public accounting firm and the Company’s compliance with other regulatory and legal requirements. Although the common stock of the Company is not listed on the New York Stock Exchange, American Stock Exchange or the Nasdaq Stock Market, applicable SEC rules require the Company to determine whether Dr. Lau is also an “independent director,” as that term is defined by the listing standards of one of the foregoing stock markets. The Company has determined that Dr. Lau is an “independent director,” as that term is defined by Rule 4200(a)(15) of the Nasdaq listing requirements.

The compensation committee is comprised of Dr. Clemens (Chairman), Dr. Stein and Mr. Tanen. The compensation committee reviews and makes recommendations to the board of directors concerning the compensation and benefits of executive officers and directors, administers the stock option and employee benefit plans of the Company, and reviews general policy relating to compensation and benefits.

The nominating and corporate governance committee is comprised of Dr. Lau (Chairman), Mr. Herskowitz and Mr. Tanen. The nominating and corporate governance committee is responsible for identifying and recommending qualified nominees to serve on the Company’s board of directors as well as developing and overseeing the internal corporate governance processes.

No member of the Company’s compensation committee serves or in the past has served as a member of another entity’s board of directors or compensation committee, which entity has one or more executive officers serving as a member of the Company’s board of directors or compensation committee.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.

The Company’s board of directors has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. The Company will provide copies of the code of ethics without charge upon request. To obtain a copy of the code of ethics, please send your written request to Chelsea Therapeutics, Inc., 13950 Ballantyne Corporate Place, Suite 325, Charlotte, North Carolina 28277, Attn: Vice President, Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of its outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These officers, directors and shareholders are required by regulations under the Exchange Act to furnish the Company with copies of all forms they file under Section 16(a).

Based solely on the Company’s review of the copies of forms received, the Company believes that during the fiscal year ended January 31, 2005 all of its officers, directors and shareholders described above complied with all Section 16(a) requirements.

ITEM 10. EXECUTIVE COMPENSATION

Prior to the Merger on February 11, 2005, Philip J. Davis was the Company’s President, Treasurer, Secretary and sole director. Effective immediately upon the Merger, Mr. Davis resigned all positions. Mr. Davis was not a party to an employment or change-in-control agreement with the Company and did not receive any compensation for the years ended January 31, 2003, 2004 or 2005.

Option Grants in Last Year and Stock Option Grant

Mr. Davis did not receive any option grants for the year ended January 31, 2005.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

As of January 31, 2005, no stock options have been granted to or were owned by Mr. Davis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of April 1, 2005 by (1) those persons or groups expected to beneficially own more than 5% of the common stock, (2) each the Company’s executive officers and directors, and (3) all of the Company’s directors and executive officers as a group. Beneficial ownership of a security is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a share of the Company’s common stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option or other right or the conversion or any other security. Shares issuable under stock options are deemed outstanding for computing the percentage of the person holding options or warrants but are not outstanding for computing the percentage of any other person. The percentage of beneficial ownership for the following table is based upon 111,317,378 shares of capital stock outstanding as of April 1, 2005.

Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

Unless otherwise indicated, the address for each listed stockholders is c/o Chelsea Therapeutics, Inc., 13950 Ballantyne Corporate Place, Suite 325, Charlotte, North Carolina 28277.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Lester Lipschutz(1) c/o Wolf Block Schorr and Solis-Cohen 1650 Arch Street Philadelphia, Pennsylvania 19103	28,971,876	26.03%
Atlas Equity I, LP c/o SS&C Fund Services N.V., P.O. Box 4671, Pareraweg 45, Curacao, Netherlands Antilles	6,859,144	6.16%
Simon Pedder	4,304,975	3.87%
Michael Weiser(2)	4,241,406	3.80%
Jason Stein	3,897,769	3.50%
Phillip J. Davis(3)	1,851,569	1.66%
David Tanen	1,056,306	*
L. Arthur Hewitt(4)	264,077	*
Kevan Clemens	—	—
Neil Herskowitz	—	—
Johnson Y.N. Lau	—	—
J. Nick Riehle	—	—
All executive officers and directors as a group (9 people)	13,764,533	12.83%

*	Indicates less than 1%
(1)

Consists of voting and dispositive power over (i) 11,235,885 shares owned by the Rosenwald 2000 Family Trust, for which Mr. Lipschutz serves as the trustee; (ii) 9,259,188 shares owned by the Lindsay A. Rosenwald 2000 (Delaware) Irrevocable Indenture of Trust for which Mr. Lipschutz is investment advisor; (iii) 2,825,619 shares owned by the Lindsay A. Rosenwald Alaska Irrevocable Indenture of Trust of which Mr. Lipschutz serves as a trustee; (iv) 2,825,619, shares owned by the Lindsay A. Rosenwald Rhode Island Irrevocable

Indenture of Trust for which Mr. Lipschutz serves as investment advisor; and (v) 2,825,619 shares owned by the Lindsay A. Rosenwald Nevada Irrevocable Indenture of Trust for which Mr. Lipschutz serves as a trustee. Mr. Lipschutz disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, if any.

(2)	Includes 343,637 shares of common stock obtainable upon the exercise of outstanding warrants.
(3)	Mr. Davis resigned as an executive officer and director as of February 11, 2005.
(4)	Comprised solely of shares obtainable upon exercise of vested options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company’s board of directors.

In July 2001, the Company entered into a Revolving Credit Agreement (“Credit Agreement”) with Philip J. Davis, and Gary A. Agron, a principal stockholder. In connection with the Merger, Chelsea purchased the outstanding notes under the Credit Agreement from Messrs. Davis and Agron and assumed all rights and responsibilities under the Credit Agreement from Messrs. Davis and Agron. Under the terms of the original Credit Agreement the Company could borrow up to $25,000 through July 2021. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. On August 1, 2004, the Company modified its revolving credit agreement. The modification increased the total loan amount to $40,000. Additionally, the lenders were granted conversion rights whereby at anytime during the term of the credit agreement, the lenders may convert part or the entire principal and any accrued but unpaid interest to shares of the Company’s common stock at the rate of $0.01 per share.

Borrowings under the Credit Agreement totaled $33,292 as of January 31, 2005. The Company recognized $2,015 of interest expense during the year ended January 31, 2005 for interest accrued under the Credit Agreement.

ITEM 13. EXHIBITS

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among Ivory Capital Corporation, Chelsea Therapeutics, Inc. and Chelsea Acquisition Corp, dated as of January 17, 2005.	8-K	01/17/05	2.1

3.1	Articles of Incorporation for Ivory Capital Corporation.	10-KSB	07/05/01	2.01

3.2	Bylaws of Ivory Capital Corporation	10-KSB	07/05/01	2.02

10.1*	License Agreement dated as of March 24, 2004 between M. Gopal Nair and Chelsea Therapeutics, Inc. (f/k/a Aspen Therapeutics, Inc.)	8-K	02/16/04	10.1

10.2	Employment Agreement dated April 2, 2004 between Chelsea Therapeutics, Inc. and Simon Pedder and Amendment to Employment Agreement dated December 17, 2004.	8-K	02/16/04	10.2

10.3	Form of Subscription Agreement for the purchase of Series A Preferred Stock of Chelsea Therapeutics, Inc.	8-K	02/16/04	10.3

10.4	Chelsea Therapeutics, Inc. 2004 Stock Plan and forms of Notice of Stock Option Grant and Stock Option Agreement.	8-K	02/16/04	10.4

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Certain portions of this agreement have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees paid or accrued by Ivory Capital for the audit and other services provided by the Company’s accountants for the fiscal years ended January 31, 2005 and 2004.

	2005	2004
Audit Fees	$8,265	$6,520
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$8,265	$6,520

All services described above were approved by the board of directors, as the Company did not have an Audit Committee as of January 31, 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina, on April 26, 2005.

IVORY CAPITAL CORPORATION

By:	/s/ Simon Pedder
Simon Pedder, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on the date indicated.

Name	Title	Date
/s/ Simon Pedder Simon Pedder, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2005

/s/ J. Nick Riehle J. Nick Riehle	Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2005

/s/ Michael Weiser Michael Weiser, M.D., Ph.D.	Director	April 26, 2005

/s/ Kevan Clemens Kevan Clemens, Ph.D.	Director	April 26, 2005

/s/ Neil Herkowitz Neil Herskowitz	Director	April 26, 2005

/s/ Johnson Y.N. Lau Johnson Y.N. Lau, M.D.	Director	April 26, 2005

/s/ Jason Stein Jason Stein, M.D.	Director	April 26, 2005

/s/ David Tanen David Tanen	Director	April 26, 2005

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of January 31, 2005	F-3
Consolidated Statements of Operations for the years ended January 31, 2004 and 2005 and for the cumulative period from November 1, 1998 to January 31, 2005	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 31, 2004 and 2005 and for the cumulative period from November 1, 1998 to January 31, 2005	F-5
Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2005 and for the cumulative period from November 1, 1998 to January 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ivory Capital Corporation

We have audited the accompanying consolidated balance sheet of Ivory Capital Corporation and Subsidiary as of January 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended January 31, 2004 and 2005 and for the cumulative period from November 1, 1998 to January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivory Capital Corporation and Subsidiary as of January 31, 2005 and the results of their operations and their cash flows for the years ended January 31, 2004 and 2005 and for the cumulative period from November 1, 1998 to January 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $10,499 and $16,504 for the years ended January 31, 2004 and 2005, respectively. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mayer Hoffman McCann P.C.

Denver, Colorado

February 18, 2005

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$—

Total Current Assets	—

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - trade	$3,846
Notes payable - stockholders	33,292
Accrued interest - stockholders	3,837

Total Current Liabilities	40,975

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock: no par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock: no par value, 800,000,000 shares authorized, 4,114,600 shares issued and outstanding	120,860
Accumulated deficit	(100,000)
Deficit accumulated during the development stage	(61,835)

Total Stockholders’ Equity (Deficit)	(40,975)

Total Liabilities and Stockholders’ Equity (Deficit)	$—

The accompanying notes are an integral

part of these consolidated financial statements.

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,		Cumulative From November 1, 1998 To January 31, 2005
	2004	2005
Revenue	$—	$—	$—

Operating expenses	9,154	14,037	58,673

Loss From Operations	(9,154)	(14,037)	(58,673)

Other Income (Expense):
Interest income	—	—	1,194
Interest expense	(1,345)	(2,467)	(4,356)

Total Other Income (Expense)	(1,345)	(2,467)	(3,162)

Income (Loss) Before Provision For Income Taxes	(10,499)	(16,504)	(61,835)

Provision for income taxes	—	—	—

Net Income (Loss)	$(10,499)	$(16,504)	$(61,835)

Net Income (Loss) Per Basic and Diluted Share of Common Stock	$—	$—	$(.02)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	4,114,600	4,114,600	3,026,349

The accompanying notes are an integral

part of these consolidated financial statements.

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2004 AND 2005 AND FOR THE

PERIOD FROM NOVEMBER 1, 1998 TO JANUARY 31, 2005

	Common Stock		Accumulated Deficit
	Shares	Amount
Balance at November 1, 1998	425,650	$98,000	$(100,000)
Issuance of common stock for note receivable ($.013 per share) in November 1998	1,174,299	15,000	—
Net income	—	—	302

Balance at January 31, 1999	1,599,949	113,000	(99,698)
Net income (loss)	—	—	(9,764)

Balance at January 31, 2000	1,599,949	113,000	(109,462)
Net income (loss)	—	—	(4,297)

Balance at January 31, 2001	1,599,949	113,000	(113,759)
Common stock issued for payment of accounts payable to stockholders ($.003 per share) in July 2001	2,514,651	7,860	—
Net income (loss)	—	—	(12,179)

Balance at January 31, 2002	4,114,600	120,860	(125,938)
Net income (loss)	—	—	(8,894)

Balance at January 31, 2003	4,114,600	120,860	(134,832)
Net income (loss)	—	—	(10,499)

Balance at January 31, 2004	4,114,600	120,860	(145,331)
Net income (loss)	—	—	(16,504)

Balance at January 31, 2005	4,114,600	$120,860	$(161,835)

The accompanying notes are an integral

part of these consolidated financial statements.

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,		Cumulative From November 1, 1998 To January 31, 2005
	2004	2005
Cash Flows From Operating Activities:
Net income (loss)	$(10,499)	$(16,504)	$(61,835)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Changes in assets and liabilities:
Accounts payable	(2,275)	1,535	1,908
Accrued interest payable	1,326	2,016	3,837

Net Cash (Used) By Operating Activities	(11,448)	(12,953)	(56,090)

Cash Flows From Investing Activities:
Receipt of principal on notes receivable	—	—	15,000

Net Cash Provided By Investing Activities	—	—	15,000

Cash Flows From Financing Activities:
Proceeds from borrowing	11,448	12,953	41,090

Net Cash Provided By Financing Activities	11,448	12,593	41,090

Net Increase in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents at Beginning of Period	—	—	—

Cash and Cash Equivalents at End of Period	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock for a note receivable	$—	$—	$15,000
Issuance of common stock for payment of accounts payable to stockholders	—	—	7,860

The accompanying notes are an integral

part of these consolidated financial statements.

IVORY CAPITAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Ivory Capital Corporation (the “Company”) was organized on May 9, 1988 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company was dormant from late 1991 until November 1, 1998 when the Company re-entered the development stage. Planned principal operations of the Company have not yet commenced and activities to date have been primarily organizational in nature. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

The Company’s continued existence is dependent upon its ability to secure loans from its principal stockholders. Future operating expenses will be funded by these loans. The Company’s ability to continue to meet its obligations is dependent upon obtaining the above loans.

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

Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company will continue to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for options granted to non-employees.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding during the period increased by the dilutive effect of outstanding stock options using the “treasury stock” method.

Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities which was subsequently amended in December 2003 and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements was issued. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Special provisions apply to enterprises that have fully or partially applied Interpretation 46 (“Interpretation”) prior to issuance of this Interpretation. Otherwise, application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers, to entities other than special-purpose entities and by nonpublic entities and all other types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this Interpretation. The adoption of the interpretation did not have any impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.

2.	Related Party Transactions

In July 2001, the Company entered into a Revolving Credit Agreement (“Credit Agreement”) with the Company’s President and with a stockholder. Under the terms of the Credit Agreement the Company can borrow up to $25,000 through July 2021. The Credit Agreement was modified on August 1, 2004 to increase the total loan amount to $40,000. Additionally, the lenders were given conversion rights to convert part or all of the principal and unpaid interest to shares of the Company’s no par value common stock at the rate of $.01 per share. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totaled $33,292 as of January 31, 2005. The Company recognized $1,345 and $2,015 of interest expense during the years ended January 31, 2004 and 2005, respectively for interest accrued under the Credit Agreement.

3.	Preferred Stock

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

4.	Plan of Merger

On February 11, 2005 pursuant to an Agreement and Plan of Merger dated as of January 17, 2005 by and among the Company, Chelsea Acquisition Corp., a Delaware corporation and Chelsea Therapeutics, Inc., a Delaware corporation (“Chelsea”), Chelsea Acquisition Corp. was merged with and into Chelsea, and Chelsea became a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company, which previously had no material operations, acquired the business of Chelsea.

Each outstanding share of common stock and Series A Preferred Stock of Chelsea was converted into 10.56306036793 shares of common stock of the Company. All outstanding options and warrants to purchase either common stock or series A Preferred Stock of Chelsea were assumed by the Company and converted into options and warrants to purchase shares of common stock of the Company at a rate of 10.56306036793 shares of Company stock for each share of Chelsea common stock or Series A Preferred Stock. The Merger resulted in a change of control of the Company, with the former stockholders of Chelsea owning approximately 84.68% of the Company’s outstanding common stock, or approximately 96.75% assuming the conversion of all outstanding options and warrants.

5.	Income Taxes

The components of the provision for income taxes are as follows:

	2004	2005
Current:
Federal	$—	$—
State	—	—

Total	—	—

Deferred:
Federal	—	—
State	—	—

Total	—	—

Total Provision For Income Taxes	$—	$—

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

	2004	2005
Federal statutory rate	(34)%	(34)%
State income taxes, net of federal benefits	(3)	(3)
Valuation allowance	37	37

Total	—%	—%

Significant components of deferred income taxes as of January 31, 2005 are as follows:

Net operating loss carryforward		$26,000

Total Deferred Tax Asset		26,000
Less valuation allowance		(26,000)

Net Deferred Tax Asset		$—

The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $26,000 as of January 31, 2005 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,000 for the year ended January 31, 2005. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

As of January 31, 2005, the Company had federal net operating loss carryforwards of approximately $158,000. Such carryforwards expire through the year 2025.